Form 10-Q
period 1996-03-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1996-05-15
CIK 945027

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M  10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-26264


                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                -----------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                           84-1289408
      --------------------------------    -----------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)


              5619 DTC Parkway
              Englewood, Colorado                         80111
   ----------------------------------------            ----------
   (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (303) 267-5500



     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports).

          Yes   X     No
              -----      -----

     Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days.

          Yes   X      No
              ------      ------


     The number of shares outstanding of Tele-Communications International, Inc.'s common stock as of April 30, 1996, was:

                Series A common stock - 106,960,873 shares; and
                   Series B common stock - 11,700,000 shares.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)


                                              March 31,            December 31,
                                               1996                   1995
Assets
- - ------                                      -------------          ------------
                                                    amounts in thousands

Cash and cash equivalents (note 3)            $   78,851                133,109

Trade and other receivables, net                  19,496                 19,066

Film inventory and other prepaid expenses         53,941                 49,165

Investment in TeleWest plc
 ("TeleWest") (note 7)                           511,544                550,216


Investment in other affiliates, accounted
 for under the equity method, and related
 receivables (note 8)                            365,598                354,133


Other investments (note 9)                        64,476                 83,839

Property and equipment, at cost:
 Land                                                277                    277
 Distribution systems                            124,358                118,705
 Support equipment and buildings                  29,604                 29,321
                                              ----------              ---------
                                                 154,239                148,303
 Less accumulated depreciation                    38,630                 35,314
                                              ----------              ---------
                                                 115,609                112,989
                                              ----------              ---------

Franchise costs and other intangible assets      583,139                583,862
 Less accumulated amortization                    35,848                 29,030
                                              ----------              ---------
                                                 547,291                554,832
                                              ----------              ---------
Deferred financing costs and other assets,
 net of amortization                              14,701                  6,062
                                              ----------              ---------
                                              $1,771,507              1,863,411
                                              ==========              =========

                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                     Consolidated Balance Sheets, continued

                                  (unaudited)

                                                   March 31,    December 31,
                                                     1996          1995
                                                  -----------   ------------
Liabilities and Stockholders' Equity                 amounts in thousands
- - ------------------------------------
Accounts payable                                 $   27,834        37,710

Accrued liabilities                                  46,026        40,774

Multithematiques Obligation (note 8)                 65,745        65,876

Debt (note 10)                                      515,793       192,718

Deferred income tax liability                       166,488       186,126

Other liabilities                                     7,904         6,500
                                                 ----------     ---------
         Total liabilities                          829,790       529,704
                                                 ----------     ---------
Minority interests in equity of subsidiaries        114,904       122,358

Stockholders' equity:
  Preferred stock, $.01 par value
   Authorized 10,000,000 shares; none issued             --            --

  Series A Common Stock, $1 par value
   Authorized 300,000,000 shares; issued
   106,487,500 shares in 1996 and 1995              106,488       106,488
  Series B Common Stock, $1 par value
   Authorized 12,000,000 shares; issued
   11,700,000 shares in 1996 and 1995                11,700        11,700
  Additional paid-in capital                      1,177,271     1,177,271
  Accumulated deficit                              (101,447)      (75,036)
  Cumulative foreign currency translation
   adjustment                                       (16,031)       (8,550)
  Unrealized holding losses for available-
   for-sale securities                               (2,248)         (152)
                                                 ----------     ---------
                                                  1,175,733     1,211,721
  Due from Tele-Communications, Inc.
   ("TCI") (note 12)                               (348,920)         (372)
                                                 ----------     ---------
         Total stockholders' equity                 826,813     1,211,349
                                                 ----------     ---------

Commitments and contingencies
 (notes 7, 8, 12, 13 and 14)
                                                 $1,771,507     1,863,411
                                                 ==========     =========

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                           Statements Of Operations
                                  (unaudited)


                                                     Three months ended
                                                          March 31,
                                                     --------------------
                                                       1996        1995
                                                     --------     -------
                                                     amounts in thousands
Revenue:
 Cable                                               $ 49,531       5,298
 Programming                                           13,093       9,919
                                                     --------     -------
                                                       62,624      15,217
                                                     --------     -------
Operating costs and expenses:
 Cable (note 12)                                       28,347       4,279
 Programming                                           15,435      11,998
 General and administrative:
  Allocated from TCI (note 12)                            719         460
  Other                                                 1,739       1,559
 Adjustment to stock compensation:
  Allocated from TCI (note 12)                           (909)        (85)
  Other                                                   471          --
 Depreciation and amortization                         12,126       2,610
                                                     --------     -------
                                                       57,928      20,821
                                                     --------     -------
     Operating income (loss)                            4,696      (5,604)

Other income (expense):
 Share of losses of TeleWest (note 7)                 (30,597)    (12,286)
 Share of losses of other affiliates (note 8)         (17,965)     (6,250)
 Interest expense:
  TCI (note 12)                                          (188)         --
  Other                                                (8,215)       (317)
 Interest income:
  TCI (note 12)                                         2,214          --
  Other                                                 2,953          86
 Minority interests' share of losses                    4,208       2,613
 Unrealized foreign currency transaction gains          1,304       1,479
 Other, net (note 8)                                    4,440         116
                                                     --------     -------
                                                      (41,846)    (14,559)
                                                     --------     -------
     Loss before income taxes                         (37,150)    (20,163)


Income tax benefit                                     10,739       5,399
                                                     --------     -------
     Net loss                                        $(26,411)    (14,764)
                                                     ========     =======
Net loss per common share (note 1):
 Historical                                          $   (.22)         --
                                                     ========     =======
 Pro forma                                           $     --        (.15)
                                                     ========     =======

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                       Statement Of Stockholders' Equity

                                  (unaudited)

                                                                                                 Unrealized
                                                                                   Cumulative     holding
                                                                                     foreign     losses for
                                           Common Stock     Additional              currency     available-              Total
                            Preferred  --------------------  paid-in   Accumulated  translation   for-sale   Due from  stockholders'
                             stock     Series A    Series B  capital     deficit    adjustment   securities     TCI      equity
                             -----     --------    --------  -------     -------    ----------   ----------     ---      ------
                                                                   amounts in thousands
Balance at January 1, 1996   $  --     106,488     11,700    1,177,271   (75,036)     (8,550)       (152)      (372)   1,211,349

 Net loss                       --          --         --           --   (26,411)         --          --         --      (26,411)
 Foreign currency
  translation
  adjustment                    --          --         --           --        --      (7,481)         --         --       (7,481)
 Unrealized holding
  losses for available-
  for-sale securities           --          --         --           --        --          --      (2,096)        --       (2,096)

 Loan to TCI (note 12)          --          --         --           --        --          --          --   (336,375)    (336,375)

 Other changes in due
 from TCI (note 12)             --          --         --           --        --          --          --    (12,173)     (12,173)
                             -----     -------     ------    ---------  --------     -------      ------   --------     --------
Balance at March 31, 1996    $  --     106,488     11,700    1,177,271  (101,447)    (16,031)     (2,248)  (348,920)     826,813
                             =====     =======     ======    =========  ========     =======      ======   ========     ========

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                            Statements Of Cash Flows

                                  (unaudited)



                                                            Three months ended
                                                                 March 31,
                                                        -------------------------
                                                          1996             1995
                                                        --------         --------
                                                            amounts in thousands
                                                                 (see note 3)
Cash flows from operating activities:
 Net loss                                               $(26,411)         (14,764)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                          12,126            2,610
   Adjustment to stock compensation                         (438)             (85)
   Share of losses of TeleWest                            30,597           12,286
   Share of losses of other affiliates                    17,965            6,250
   Minority interests' share of losses                    (4,208)          (2,613)
   Unrealized foreign currency transaction gains          (1,304)          (1,479)
   Deferred income tax benefit                           (14,236)          (5,627)
   Changes in operating assets and liabilities:                              --
    Change in receivables                                 (1,020)           6,504
    Change in film inventory and other prepaid expenses   (5,937)          (7,766)
    Change in deferred financing costs                    (9,495)              --
    Change in payables, accruals, other liabilities
     and the cash intercompany account included
     in due from TCI                                     (12,510)           5,494
                                                        --------          -------
      Net cash provided by (used in)
       operating activities                              (14,871)             810
                                                        --------          -------

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                      Statements Of Cash Flows, continued

                                  (unaudited)




                                                                Three months ended
                                                                     March 31,
                                                              -----------------------
                                                                1996           1995
                                                              --------       --------
                                                                amounts in thousands
                                                                   (see note 3)
Cash flows from investing activities:
 Investments in and loans to affiliates and others              (19,371)     (38,703)
 Capital expended for property and equipment                     (8,991)      (4,466)
 Cash paid to purchase minority interest in IVS Cable
  Holdings Limited                                               (4,296)          --
 Other, net                                                       2,940       (3,100)
                                                              ---------      -------
     Net cash used in investing activities                      (29,718)     (46,269)
                                                              ---------      -------
Cash flows from financing activities:
 Issuance of debentures                                         345,000           --
 Loan to TCI                                                   (336,375)          --
 Borrowings of debt                                              18,982        9,056
 Repayments of debt                                             (38,182)          --
 Contributions from minority interest owners                      2,235           --
 Contributions from TCI                                              --       43,449
                                                              ---------      -------
     Net cash provided by (used in) financing activities         (8,340)      52,505
                                                              ---------      -------
Effect of exchange rate changes on cash                          (1,329)         333
                                                              ---------      -------
     Net increase (decrease) in cash and cash equivalents       (54,258)       7,379

     Cash and cash equivalents:
      Beginning of period                                       133,109        5,736
                                                              ---------      -------
      End of period                                           $  78,851       13,115
                                                              =========      =======

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

                                 March 31, 1996

                                  (unaudited)


(1)  Basis of Presentation
     ---------------------

     Tele-Communications International, Inc. ("TINTA"), a majority-owned subsidiary of TCI, operates broadband cable television and telephony distribution networks in, and provides diversified programming services to, selected markets outside the United States.

     Beginning in 1994, TCI restructured its assets into four distinct business units. As part of that restructuring, during the fourth quarter of 1994 and the first quarter of 1995, TCI contributed its indirect ownership interests in substantially all of its international cable and telephony assets and certain of its international programming assets to TINTA (the "Contributions"). For purposes of this discussion, except to the extent the context otherwise requires, the term the "Company" refers to (i) such contributed ownership interests before the February 28, 1995 completion date of the Contributions and (ii) TINTA and its direct and indirect subsidiaries and affiliates on and after such completion date. Unless the context indicates otherwise, references to "TCI" herein are to TCI and its consolidated subsidiaries (other than the Company).

     On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public for aggregate cash consideration of $320.0 million, before deducting related expenses (approximately $18.7 million). Giving effect to the IPO and to the July 28, 1995 issuance of 687,500 shares of Series A Common Stock as partial consideration for an investment, the shares of TINTA's common stock owned by TCI at March 31, 1996 represented approximately 82% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding stock.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


In connection with the IPO, TINTA amended and restated its Certificate of Incorporation on July 12, 1995 to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification pursuant to which the 1,000 shares of common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock, $1 par value per share ("Series B Common Stock"). The accompanying consolidated balance sheets of the Company reflect the foregoing amendment and restatement of TINTA's Certificate of Incorporation and to the related reclassification. The pro forma net loss per share set forth in the accompanying combined statement of operations for the three months ended March 31, 1995 assumes that the 97.5 million shares issued in connection with the above-described change in capital structure were issued and outstanding since January 1, 1995. The historical loss per common share for the three months ended March 31, 1996 was computed by dividing the Company's net loss by the weighted average number of common shares outstanding. Common stock equivalents were not included in the weighted average shares outstanding because their inclusion would be anti-dilutive.

As further described in note 5, the Company acquired a 51% ownership interest in Cablevision S.A. and certain affiliated companies ("Cablevision") on April 25, 1995. Cablevision is engaged in the cable television business in Buenos Aires, Argentina.

During the period covered by the accompanying financial statements, the most significant entities that were reflected in the Company's financial statements on a consolidated basis were engaged in (i) the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities"), in Buenos Aires, Argentina (since April 25, 1995) and in the United Kingdom (through October 1995); and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming" business) in the UK and other parts of Europe through the Company's majority voting interest in Flextech plc.

The Company maintained a 60.4% ownership interest in Flextech plc (together with its consolidated subsidiaries, "Flextech") through May 1995, and since June 1995, the Company has maintained a 50.9% voting interest in Flextech.
Flextech's April 1996 issuance of additional non-voting shares resulted in a decrease in the Company's ownership interest in Flextech's issued and outstanding share capital from 48.8% to 46.5%. See notes 4 and 14.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


At March 31, 1996, Flextech's most significant consolidated subsidiaries were comprised of its 100% ownership interests in Bravo Classic Movies Limited ("Bravo Ltd."), Starstream Limited ("Starstream") and United Artists Entertainment (Programming) Limited ("UAEP"), and its 51% ownership interest in Playboy TV UK/Benelux Limited ("PBTV"). Flextech maintained a 74.9% ownership interest in Starstream through May 1995, and since June 1995, Flextech has maintained a 100% ownership interest in Starstream. Bravo Ltd. owns "Bravo", a provider of "classic" movies and programming. Starstream owns "TCC" (formerly marketed as "The Children's Channel"), a provider of programming oriented to 3-15 year old children. UAEP provides management services to various entities engaged in the programming business. PBTV owns "Playboy TV," a provider of adult entertainment.

The Company also consolidates Flextech's ownership interest in IVS Cable Holdings Limited ("IVS"). IVS was engaged in the construction and operation of cable television and telephony systems in the UK. Following the October 17, 1995 disposition of all but one of IVS's cable television subsidiaries, IVS has not represented a significant component of the Company's results of operations or financial position. See note 6.

Due to timing considerations, Cablevision and Flextech were included in the Company's financial statements on a one-month time delay through the third quarter of 1995. The Company eliminated such time delay from its December 31, 1995 financial statements. See note 2.

As further described in note 12, the accompanying statements of operations separately present certain allocated corporate expenses of TCI. Although such allocated corporate expenses are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the allocated amounts are reasonable.

The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim financial statements should be read in conjunction with the Company's December 31, 1995 audited financial statements and notes thereto.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

In March of 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Company. In accordance with Statement No. 121, the Company periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Company considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Company deems Assets to be impaired if the Company is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Company generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts have been reclassified for comparability with the 1996 presentation.

Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at March 31, 1996.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements



(2)  Elimination of Reporting Delay
     ------------------------------

     Through the third quarter of 1995, the Company included Cablevision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three months ended March 31, 1996 include Cablevision's and Flextech's results of operations and cash flows for such three-month period, and the Company's combined statements of operations and cash flows for the three months ended March 31, 1995 includes Flextech's operating results and cash flows for the three-month period ended February 28, 1995. As described in greater detail under note 5, Cablevision was not acquired until April 25, 1995.

(3)  Supplemental Disclosures to Statements of Cash Flows
     ----------------------------------------------------

     The Company's cash and cash equivalents are as follows (amounts in thousands):

                                                     March 31,   December 31,
                                     Denomination      1996          1995
                                     ------------    ---------   ------------
     TINTA                           U.S. dollars     $ 9,667        46,065
     Subsidiaries:
       Flextech                      UK pounds         66,360        85,163
       Cablevision                   Argentine pesos    2,383         1,837
       Consolidated Puerto Rico
         Entities                    U.S. dollars         441            44
                                                      -------       -------

                                                      $78,851       133,109
                                                      =======       =======

     The cash and cash equivalent balances of Flextech and Cablevision are available to be applied toward the respective liquidity requirements of Flextech and Cablevision, and, with the exception of the repayment of certain principal and interest owed to TINTA by Flextech, it is not anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA.

     Cash paid for interest was $4.7 million during the three months ended March 31, 1996. Cash paid for interest during the three months ended March 31, 1995, and cash paid for income taxes during the three months ended March 31, 1996 and 1995, was not material.

     For a description of certain non-cash activities, see notes 4, 8 and 12.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


(4)  Flextech
     --------

     At March 31, 1996, the Company owned 56,340,598 Flextech ordinary shares (the "Flextech Ordinary Shares") representing 48.8% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital. Subsequent to March 31, 1996, the Company's ownership interest in Flextech decreased from 48.8% to 46.5%. See note 14. Based upon the (Pounds)5.03 ($7.68) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pounds)283.4 million ($432.8 million) at March 29, 1996.

     On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preferred shares ("Flextech Preferred Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription"). The Flextech Preferred Shares are convertible at the option of the holder into Flextech Ordinary Shares on a one-for-one basis at any time after the Company ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital. The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions."

     Under the terms of the Hallmark Subscription, HC Crown Corp. ("Crown"), a subsidiary of Hallmark, purchased 9,322,763 Flextech Ordinary Shares and 2,337,541 Flextech Preferred Shares in exchange for (Pounds)48.4 million ($77.2 million using the June 5, 1995 exchange rate) in cash. In connection with the U S WEST Subscription, (i) U S WEST (UK), a subsidiary of U S WEST, purchased 8,181,392 Flextech Ordinary Shares and 2,337,541 Flextech Preferred Shares in exchange for 340,000 convertible redeemable preferred shares of Thomson Directories Limited (the "TDL Securities") and (ii) Flextech borrowed (Pounds)43.7 million ($69.7 million using the June 5, 1995 exchange rate) pursuant to a bank credit facility (the "Flextech Bank Facility"). See notes 9 and 10. Under certain circumstances, U S WEST (UK) and Crown have the right to require TINTA to purchase the Flextech Ordinary Shares and the Flextech Preferred Shares acquired by U S WEST (UK) and Crown pursuant to the Flextech Transactions. See note 13.

     In June 1995, Flextech paid (Pounds)9.8 million ($15.3 million using the applicable exchange rate) to acquire the 25.1% minority interest in Starstream not already owned by Flextech. Such payment has been recorded as an intangible asset due to the fact that the minority interests' cost basis in Starstream had previously been reduced to zero. In connection with the aforementioned acquisition of the 25.1% minority interest, Flextech also paid (Pounds)5.3 million ($8.5 million using the applicable exchange rate) to purchase Starstream's unsecured promissory notes.

     Subsequent to March 31, 1996, Flextech completed certain acquisitions.  See note 14.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(5)  Cablevision Acquisition
     -----------------------

     On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision for an adjusted purchase price of $282.0 million, before liabilities assumed and subject to adjustment as further described below (the "Cablevision Acquisition"). The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20 million deposit and the Company's issuance of $86.8 million principal amount of secured negotiable promissory notes (the "Cablevision Notes") payable to the selling shareholders. See note 10. The Company has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision to up to 80.0% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates. In connection with the Cablevision Acquisition, the Company (i) assumed Cablevision's liabilities on April 25, 1995 (approximately $118.6 million), (ii) borrowed $155.2 million from TCI pursuant to a $200.0 million revolving credit facility between the Company and TCI (the "TCI Credit Facility"), and (iii) received a $23.5 million capital contribution from TCI. During the third quarter of 1995, the Company used a portion of the proceeds from the IPO to repay the $155.2 million principal amount that was borrowed pursuant to the TCI Credit Facility.

     In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and Cablevision has been included in the Company's financial statements since the April 25, 1995 acquisition date. None of Cablevision's net liabilities at the April 25, 1995 acquisition date, and none of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the minority interest has no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets at March 31, 1996. To the extent that Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the three months ended March 31, 1996, the Company would have allocated $5.3 million of Cablevision's net earnings (exclusive of the effective of purchase accounting) to the minority interest.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Unaudited pro forma summarized operating results of the Company assuming the Cablevision Acquisition had been consummated on January 1, 1995, are as follows (amounts in thousands):

                                                  Three months ended
                                                    March 31, 1995
                                                  ------------------

               Revenue                                 $ 56,204
                                                       --------
               Net loss                                $(12,189)
                                                       --------
               Pro forma net loss per common share     $   (.13)
                                                       --------

     The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the Cablevision Acquisition actually occurred on January 1, 1995.

(6)  IVS Subsidiary Sale
     -------------------

     On October 17, 1995, IVS completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of (Pounds)62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Following the IVS Subsidiary Sale, IVS's only remaining cable television asset consisted of its 59.2% ownership interest in Jersey Cable Limited ("Jersey"), which owns the cable television franchise for the area of Jersey, Channel Islands. Flextech, which, at the time, indirectly owned 91.7% of IVS, received (Pounds)59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, (i) Flextech paid (Pounds)3.3 million ($5.0 million) (the majority of which was not paid until 1996) to acquire the remaining minority interest in IVS that was not already owned by Flextech (the "IVS Minority Interest Buyout"),
     (ii) IVS received cash and notes receivable aggregating (Pounds)663,000 ($1.0 million) as consideration for the sale of Flextech's ownership interest in Jersey to the former minority interest owners of IVS (the "Jersey Sale"), and (iii) IVS received (Pounds)643,000 ($982,000) in repayment of Jersey's intercompany payable to IVS. Flextech's aggregate $1.7 million loss (before deducting the minority interests' share) on the Jersey Sale and the IVS Minority Interest Buyout was reflected as a reduction of the $52.8 million non-operating gain (before deducting the minority interests' share) that was recognized by the Company during the fourth quarter of 1995 in connection with the IVS Subsidiary Sale. Other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not anticipated that any significant portion of Flextech's share of the cash proceeds from the IVS Subsidiary Sale will be distributed or otherwise made available to TINTA.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(7)  Investment in TeleWest
     ----------------------

     At January 1, 1995, TCI and certain affiliates of U S WEST (the "U S WEST Affiliates") each indirectly held approximately 36% of the ordinary shares (assuming no conversion of the convertible preference shares) and approximately 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications plc ("Old TeleWest").

     During the second quarter of 1995, the Old TeleWest shares owned by the Company and the U S WEST Affiliates were contributed to TW Holdings, L.L.C. ("TW Holdings"), an entity in which the Company and the U S WEST Affiliates each hold a 50% ownership interest.

     On October 3, 1995, the merger of Old TeleWest and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, TeleWest plc ("TeleWest"), acquired all of the outstanding share capital of Old TeleWest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 38% indirect ownership interest in Old
     TeleWest into a 26.8% indirect ownership interest in TeleWest. As a result of the SBCC Transaction, and the associated dilution of the Company's ownership interest in TeleWest, the Company recognized a non-cash gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, TeleWest issued U.S. dollar denominated senior debentures having an aggregate principle amount at maturity of $1.8 billion (the "TeleWest Debentures"). As a result of such issuance, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause TeleWest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the TeleWest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the three months ended March 31, 1996, TeleWest experienced a $25.6 million foreign currency transaction loss relating to the TeleWest Debentures.

     At March 31, 1996, the Company, indirectly owned, through TW Holdings, 132,638,250 or 26.7% of the issued and outstanding non-voting TeleWest convertible preference shares and 246,111,750 or 26.8% (assuming no conversion of the TeleWest convertible preference shares) of the issued and outstanding TeleWest ordinary shares. On March 29, 1996, the reported closing price on the London Stock Exchange of TeleWest's ordinary shares was (Pounds)1.42 ($2.17).

     Certain portions (the "Guaranteed Portions") of TeleWest's bank credit facilities (currently limited to (Pounds)138.9 million ($212.1 million)) are severally guaranteed by TCI Communications, Inc. (a subsidiary of TCI that was not among the subsidiaries contributed by TCI to TINTA pursuant to the Contributions) and U S WEST so that each party is liable for no more than 50% of the aggregate amount guaranteed. TINTA has agreed to indemnify TCI for any payments made by TCI Communications, Inc. pursuant to this and certain other guarantees. At March 31, 1996, no borrowings were outstanding pursuant to the Guaranteed Portions of TeleWest's bank credit facilities.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     The functional currency of TeleWest is the UK pound sterling. The average exchange rate used to translate the Company's share of TeleWest's operating results from UK pounds to U.S. dollars was 1.5362 to 1 and 1.5948 to 1 during the three months ended March 31, 1996 and 1995, respectively. The spot rate used to translate the Company's share of TeleWest's net assets from UK pounds to U.S. dollars was 1.5271 to 1 and 1.5530 to 1 at March 31, 1996 and December 31, 1995, respectively.

     Summarized unaudited results of operations of TeleWest are as follows (amounts in thousands):

                                                  Three months ended
                                                       March 31,
                                                ------------------------
                                                 1996 (1)          1995
                                                --------          ------

            Revenue                             $ 100,099         42,152
            Operating, selling, general and
            administrative expenses              (105,856)       (49,979)
            Depreciation and amortization         (49,940)       (19,905)
                                                ---------        -------

              Operating loss                      (55,697)       (27,732)

            Interest income                        10,471          4,789
            Share of losses of affiliates          (5,464)        (3,861)
            Interest expense                      (36,847)        (1,561)
            Foreign currency transaction loss     (25,602)            --
            Other, net                                  2         (4,030)
                                                ---------        -------
              Net loss                          $(113,137)       (32,395)
                                                =========        =======

        (1) TeleWest's summarized unaudited results of operations for the three months ended March 31, 1996 reflect the effects of the above-described SBCC Transaction.

(8)  Investments in Other Affiliates
     -------------------------------

     The Company's affiliates other than TeleWest that are accounted for using the equity method (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries. Most of the Other Affiliates have incurred net losses since their respective inception dates. As such, substantially all of the Other Affiliates are dependent upon external sources of financing and capital contributions in order to meet their respective liquidity requirements.

     In this regard, the Company is obligated to make further loans to or investments in certain of the Other Affiliates. At March 31, 1996, the aggregate U.S. dollar equivalent of the unfunded portion of such commitments was $55.7 million, of which $17.9 million represented commitments of Flextech.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

The Company and/or other subsidiaries of TCI (which were not among the subsidiaries contributed to TINTA pursuant to the Contributions) have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Other Affiliate Obligations"). At March 31, 1996, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Other Affiliate Obligations aggregated $26.9 million, of which $17.0 million cannot be called upon until September 30, 1996. Certain of the Guaranteed Other Affiliate Obligations allow for additional borrowings in future periods. See note 12.

Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI (which were not among the subsidiaries contributed to TINTA pursuant to the Contributions) have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 12.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

The following table reflects the Company's carrying value (including receivables) and share of earnings (losses) of the Other Affiliates (amounts in thousands):

                                                       Carrying value            Share of earnings (losses)
                                                -----------------------------    ---------------------------
                                                 March 31,       December 31,    Three months ended March 31,
                                                                                 ---------------------------
                                                    1996            1995            1996             1995
                                                 ---------       ------------      ------           ------
       Flextech Affiliates (a)                     $118,391        123,156          (4,493)         (3,573)
       Multithematiques S.A.
        ("Multithematiques") (b)                     87,821         89,705          (1,044)             --
       Bresnan International Partners
        (Chile), L.P. ("BIP Chile") (c)              57,473         59,286          (1,751)           (643)
       Torneos y Competencias S.A.
        ("Torneos") (d)                              28,352         29,118            (770)             --
       United International
        Investments ("UII")                          25,378         26,293            (582)         (1,093)
       Jupiter Telecommunications
        Co., Ltd. ("Jupiter") (e)                    25,474         16,268          (2,086)           (587)
       Bresnan International Partners
        (Poland), L.P.                               16,226         16,739            (449)           (109)
       TeleWest Europe Group
        ("TeleWest Europe") (f)                          --        (16,800)             --           3,727
       Asia Business News (Singapore)
         PTE Ltd.                                     9,460         10,472          (2,369)         (1,242)
       DMX Europe N.V.
        ("DMX Europe") (g)                            3,917          6,981          (3,064)         (1,254)
       Other                                         (6,894)        (7,085)         (1,357)         (1,476)
                                                   --------       --------         -------         -------
                                                   $365,598        354,133         (17,965)         (6,250)
                                                   ========       ========         =======         =======

(a)    Flextech Affiliates

       At March 31, 1996, the "Flextech Affiliates" were comprised of European Business News Partners (30%-owned by Flextech), HIT Entertainment plc (28%-owned by Flextech), International Family Entertainment UK (39%-owned by Flextech), Preview Investments B.V. ("Preview") (33%-owned by Flextech), Scottish Television plc ("STV") (20%-owned by Flextech), UK Gold Television Limited ("UKGL") (25%-owned by Flextech) and UK Living Limited ("UKLL") (31%-owned by Flextech). Subsequent to March 31, 1996, Flextech acquired the 61% ownership interest in International Family Entertainment UK, which Flextech did not already own. See note 14.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(b)  Multithematiques

     On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in Multithematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Generale d'Images S.A. ("GDI") (the "Multithematiques Transaction"). TINTA also has agreed to contribute to Multithematiques FF105.0 million ($20.8 million), FF100.0 million ($19.8 million) and FF164.0 million ($32.4 million) no later than December 13, 1996, February 13, 1997 and December 13, 1997, respectively.

     Whereas Canal + and GDI are not required to make additional contributions on a pro rata basis, TINTA's obligation to make the above-described additional FF369.1 million ($73.0 million) has been viewed as additional consideration to be paid by TINTA to acquire its one-third interest in Multithematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such future contributions (using a discount rate of 10%) has been reflected as a liability (the "Multithematiques Obligation") in the accompanying balance sheets. As the Multithematiques Obligation is denominated in French francs, the Company will experience realized and unrealized foreign currency transaction gains and losses with respect to the Multithematiques Obligation. During the first quarter of 1996, the Company experienced a $1.7 million unrealized foreign currency transaction gain with respect to the Multithematiques Obligation.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(c)  BIP Chile

     On February 7, 1996, BIP Chile's 50%-owned affiliate, Cordillera Comunicaciones Limitada ("Cordillera"), and Compania de Telecomun-icaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provide for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera will own a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. will own jointly a combined 40% interest. The Chile Restructuring Agreements also provide that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera will be sold to CTC for estimated cash proceeds of approximately $130.0 million ($70.0 million of which already has been received by Cordillera), subject to certain adjustments prior to closing. Subject to any applicable legal or contractual restrictions, it is anticipated that some portion of BIP Chile's 50% share of such cash proceeds may be used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. The parties anticipate finalizing the transactions contemplated by the Chile Restructuring Agreements in May 1996. After the foregoing transactions are consummated, CTC will (i) service 77 analog channels and any additional channels required by Metropolis-Intercom, (ii) expand and operate the Distribution Assets and (iii) provide technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The Chile Restructuring Agreements contemplate that the aforementioned service agreement will have a term of 30 years (with an option to renew) and that the associated payments to CTC will reflect the number of channels provided, the current market conditions and the agreed valuation of the underlying assets.

(d)  Torneos

     Effective July 28, 1995, TINTA paid aggregate consideration of $30.0 million to acquire a 35% ownership interest in Torneos, an Argentine sports programming production company, from the selling stockholders of Torneos (the "Torneos Stockholders").

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     On the second through the sixth anniversaries of the July 28, 1995 closing date, the Torneos Stockholders will be eligible to receive additional consideration, provided certain specified earnings goals are achieved. The amount of any such additional consideration will not exceed $30.0 million during such five-year period. Such additional consideration, if any, will be paid on July 31, 2001. At TINTA's sole discretion, it may be paid in (i) cash, (ii) shares of a series of Cablevision convertible preferred stock,
     (iii) shares of Series A Common Stock (valued at the average of the closing price for the immediately previous twenty trading days) or (iv) any combination thereof.

     Subsequent to March 31, 1996, TINTA contributed its 35% equity interest in Torneos to a newly formed joint venture among TINTA, Liberty Media Corporation (a wholly-owned subsidiary of TCI) ("Liberty"), and The News Corporation Limited (an unaffiliated media company) ("News Corp."). See note 14.

     Subsequent to March 31, 1996, TINTA, Torneos and the two individual stockholders of Torneos entered into an agreement whereby TINTA agreed, among other matters, to acquire certain of Torneos' sports programming rights. See note 14.

(e)  Jupiter

     On January 18, 1995, the Company and Sumitomo Corporation ("Sumitomo"), a company incorporated in Japan, formed Jupiter for the purpose of owning and operating cable television and telephony businesses in Japan and other parts of Asia. The Company and Sumitomo own 40% and 60%, respectively, of Jupiter. The functional currency of Jupiter is the Japanese yen ("(Yen)").

     Through March 31, 1996, the Company had made aggregate contributions to Jupiter of (Yen)3.38 billion ($34.2 million at the applicable exchange rates). Based on the original business plan, the Company, at March 31 1996, was obligated to make additional capital contributions to Jupiter in the amount of (Yen)1.62 billion ($15.3 million), and to pay (Yen)200 million ($1.9 million) to Sumitomo by March 31, 1997. As a result of a number of recent developments which management believes are favorable to Jupiter, the Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding over the commitments of the Company and Sumitomo provided for in Jupiter's original business plan, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(f)  TeleWest Europe

     U S WEST Cable Europe, Inc. ("U S WEST Europe"), an indirect wholly-owned subsidiary of U S WEST, and the Company each own 50% of TeleWest Europe. TeleWest Europe owns a 91.7% paid-in interest in United Communications International ("UCI").

     UCI is a general partnership between TeleWest Europe and United and Phillips Communications B.V. ("UPC"). UCI owns (i) an effective economic interest of 100% in NorKabelgruppen A/S ("NorKabel"), (ii) minority interests in Swedish Cable and Dish AB and SCD Invest AB (collectively, "Swedish Cable"), and (iii) joint venture interests in KabelKom Holding Co. and KabelKom Management Co. (collectively, "KabelKom").

     During the first quarter of 1996, the Company and U S WEST Europe entered into an agreement to contribute additional capital to Swedish Cable and to amend certain provisions of the TeleWest Europe joint venture agreement which govern a dissolution of the TeleWest Europe joint venture upon a sale of the assets of Norkabel, Swedish Cable and KabelKom. The partners agreed to negotiate an amendment to the joint venture agreement that would (i) eliminate any return to the Company in the event the proceeds from an asset sale were not to exceed a specified threshold, (ii) create an alternative preferential distribution allowing each partner to recoup its share of payments to Swedish Cable under recent capital calls, and (iii) cancel the Company's obligation to fund any negative capital account balance existing after the final accounting of the joint venture. In light of the terms of this agreement, the Company anticipates that it will not provide any additional funding to TeleWest Europe that will not be returned to the Company upon the liquidation or dissolution of TeleWest Europe.

     In connection with the execution of the above-described agreement, the Company and U S WEST Europe agreed to initiate a course of action designed to result in the liquidation and dissolution of TeleWest Europe. In light of the terms of the above-described agreement and the partners' agreement to pursue the liquidation and dissolution of TeleWest Europe, the Company, effective January 1, 1996, discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. Accordingly, the Company's negative investment in TeleWest Europe has been reclassified to "Other investments" within the Company's March 31, 1996 consolidated balance sheet. See note 9.

     During the first quarter of 1996, the Company received a $4.1 million payment from UPC in satisfaction of the Company's receivable from Swedish Cable that had been included in the Company's negative investment in TeleWest Europe. Such payment has been included in "Other, net" in the accompanying consolidated statement of operations for the three months ended March 31, 1996.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(g)  DMX Europe

     At March 31, 1996, the Company owned 49% of the outstanding common stock of DMX Europe. DMX, Inc. ("DMX"), a company which was approximately 14%- owned by TCI at March 31, 1996, is the 51% owner of DMX Europe. Through March 31, 1996, TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA that was formed to hold the Company's 49% ownership interest in DMX Europe, had loaned DMX Europe $24.4 million pursuant to a financing agreement. At March 31, 1996, DMX owed TCI-E approximately $200,000 pursuant to a separate promissory note.

     In March 1996, the shareholders of DMX approved the merger of TCI-E with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company will exchange all of its shares of TCI-E common stock for a number of newly issued shares of DMX common stock.

Other

DTH Venture

On November 20, 1995, TINTA announced its intention to form a strategic partnership with News Corp. and two of Latin America's leading media companies for the purpose of developing and operating a direct-to-home satellite service for the Latin American region (the "DTH Venture"). It is anticipated that TINTA could be required to make significant cash contributions in connection with the DTH Venture, although no assurance can be given as to when, if ever, such venture may be formed.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


Jupiter Programming Co., Ltd.

In February 1996, the Company and Sumitomo formed a joint venture that will create Japan's first multi-channel programming company. The new company, which is called Jupiter Programming Co., Ltd. ("JPC"), is owned equally (50/50) by the Company and Sumitomo. Each of the Company and Sumitomo have made initial contributions to JPC of (Yen)100 million ($944,000). Additionally, the Company and Sumitomo will contribute their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company will make an equalizing payment in connection with the above-described contribution of the Cable Soft Network.

Summarized unaudited results of operations of the Other Affiliates for the periods in which they were owned by the Company are as follows (amounts in thousands):

                                              Three months ended
                                                   March 31
                                             --------------------
                                                1996       1995
           Combined Operations               ---------   --------
           -------------------

           Revenue                           $ 135,302    100,458
           Operating, selling, general and
            administrative expenses           (146,552)  (101,711)
           Depreciation and amortization       (10,830)   (12,708)
                                             ---------   --------
              Operating loss                   (22,080)   (13,961)

           Interest expense                     (9,765)    (9,768)
           Other, net                            1,404     (6,034)
                                             ---------   --------
              Net loss                       $ (30,441)   (29,763)
                                             =========   ========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


(9)  Other Investments
     -----------------

     The components of other investments are set forth below (amounts in thousands):

                                    March 31,         December 31,
                                      1996                1995
                                    ---------         ------------
     TDL Securities (a)             $ 66,663              67,794
     TeleWest Europe (b)             (15,214)                 --
     Australis Media Limited
       ("Australis") (c)               3,113               6,012
     Other                             9,914              10,033
                                    --------             -------
                                    $ 64,476              83,839
                                    ========             =======

(a)  TDL Securities

     The TDL Securities were acquired by Flextech in connection with the U S WEST Subscription. Flextech's rights to require U S WEST (UK) to repurchase the TDL Securities under a put/call agreement are pledged as security for the Flextech Bank Facility. See notes 4 and 10.

(b)  TeleWest Europe

     Effective January 1, 1996, the Company discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. Accordingly the Company's negative investment in TeleWest Europe has been reclassified to "Other investments" within the March 31, 1996 consolidated balance sheet. See note 8.

(c)  Australis

     The Company's investment in Australis includes (i) unsecured convertible debentures having a principal amount of 8,400,000 Australian dollars ($6.6 million) and (ii) 875,000 ordinary shares. The convertible debentures, which began trading publicly in Australia in 1995, are classified as available-for-sale debt securities and carried at fair value. The ordinary shares, which were issued to TINTA during the second quarter of 1995, are classified as available-for-sale equity securities and carried at fair value. At March 31, 1996, the Company's unrealized holding gain (loss) with respect to the Australis convertible debentures and ordinary shares was $(3.8 million) and $390,000, respectively.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements



(10) Debt
     ----

     The components of debt are as follows (amounts in thousands):

                                         March 31,            December 31,
                                           1996                   1995
                                         ---------            ------------
          TINTA:
           Debentures (a)                 $345,000                    --
           Cablevision Notes (b)            52,053                65,066
                                          --------              --------
                                           397,053                65,066
                                          --------              --------
          Subsidiaries:
           Flextech
           Flextech Bank Facility (c)       66,663                67,794
           STV Bank Credit Facility (d)         --                    --
                                          --------              --------
                                            66,663                67,794
                                          --------              --------
          Cablevision
           Bank loans (e)                   50,554                58,166
           Other                             1,523                 1,692
                                          --------              --------
                                            52,077                59,858
                                          --------              --------
                                          $515,793               192,718
                                          ========              ========

     (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures will be redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). See note 12.

     (b) The Cablevision Notes are secured by the Company's pledge of the stock representing its 51% interest in Cablevision. The Cablevision Notes bear interest at 10% until May 1, 1996, when interest begins to accrue at a bank's prime rate plus 1%, and are scheduled to be repaid in 12 equal monthly installments through March 31, 1997. See note 5.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (c) Represents the U.S. dollar equivalent of the aggregate outstanding borrowings at March 31, 1996 ((Pounds)43.7 million) pursuant to the Flextech Bank Facility. Flextech entered into the Flextech Bank Facility in connection with the U S WEST Subscription. Borrowings pursuant to the Flextech Bank Facility (i) mature on June 5, 1998, (ii) are secured by Flextech's rights under a put/call agreement, which, among other matters, require U S WEST (UK) to repurchase the TDL Securities on June 5, 1998 and (iii) bear interest at a variable rate (6.4% at March 31, 1996). See notes 4 and 9.

     (d) Flextech entered into a second bank credit facility on August 30, 1995 (the "STV Bank Facility"). Borrowings pursuant to the STV Bank Facility are secured by the ordinary shares of STV that are owned by Flextech, and bear interest at variable rates. Subject to certain conditions, the STV Bank Facility provides for borrowing availability through August 30, 1998 not to exceed the lesser of (i) (Pounds)28.0 million ($42.8 million) or (ii) 66.67% of the market value of the STV ordinary shares that are pledged as security for the STV Bank Facility. See note 8.

     (e) Represents Cablevision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of Cablevision's bank debt at March 31, 1996 was 10.4%. Borrowings of approximately $40.4 million are secured by credit card collections of subscriber fees and the remaining outstanding balance is unsecured. Of the outstanding borrowings at March 31, 1996, $35.1 million, $14.3 million and $1.2 million mature during the remainder of 1996 and the years ended December 31, 1997 and 1998, respectively.

     With the exception of the Debentures, which had a fair value of $329.5 million at March 31, 1996, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at March 31, 1996.

(11) Income Taxes
     ------------

     TINTA and its 80%-or-more-owned domestic subsidiaries (the "TINTA Tax Group") are included in the consolidated federal and state income tax returns of TCI. The Company's income taxes include those items in the consolidated calculation applicable to the TINTA Tax Group ("intercompany tax allocation") and any income taxes of TINTA's consolidated foreign or domestic subsidiaries that are excluded from the consolidated federal and state income tax returns of TCI. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable arising from the intercompany tax allocation was recorded as an increase in equity through June 30, 1995. Beginning with the July 1, 1995 implementation of the tax sharing agreement among TINTA, TCI and certain other subsidiaries of TCI (the "Tax Sharing Agreement"), the intercompany tax allocation has been included as a component of "Due from TCI," as reflected in the accompanying consolidated balance sheets.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

As described above, the Tax Sharing Agreement was implemented effective
July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TINTA is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TINTA to the extent that the TINTA Tax Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by the TINTA Tax Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax basis of assets are inventoried and tracked for the entities comprising the TINTA Tax Group. See note 12.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements



(12) Related Party Transactions
     --------------------------

     Due from TCI

     Prior to April 25, 1995 (when TINTA borrowed $155.2 million under the TCI Credit Facility to provide funding for the Cablevision Acquisition, as described in note 5), the effects of transactions between the Company and TCI (other than those involving the Company's deferred income taxes) were reflected in equity. From April 25, 1995 through the July 18, 1995 closing date of the IPO (see note 1), (i) cash advances from TCI that were used to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates were accounted for as adjustments of the outstanding borrowings under the TCI Credit Facility and (ii) the net effect of all remaining transactions between the Company and TCI (other than those involving the Company's deferred income taxes) were accounted for as a capital contribution from TCI. Following the July 18, 1995 IPO, the effects of all transactions between the Company and TCI have been reflected as intercompany payables or receivables to be settled (i) in the case of certain non-cash income tax and stock compensation allocations (the Non-Cash Intercompany Account"), at some future date (as described below),
     (ii) in the case of amounts outstanding pursuant to the TCI Note Receivable (see note 10), as mutually agreed from time to time by TCI and TINTA, and
     (iii) in the case of all other intercompany transactions, within thirty days following notification (the "Cash Intercompany Account"). Any amounts within the Cash Intercompany Account that remain outstanding after such thirty-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TCI Credit Facility. The components of "Due from
     (to) TCI" are as follows (amounts in thousands):

                                            March 31,  December 31,
                                              1996         1995
                                            ---------  ------------

     TCI Note Receivable (a)                 $336,375            --
     TCI Credit Facility (b)                       --            --
     Non-Cash Intercompany Account (c)          3,899         2,990
     Cash Intercompany Account                  8,646        (2,618)
                                             --------       -------
                                             $348,920       $   372
                                             ========       =======

     (a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at March 31, 1996). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the three months ended March 31, 1996, interest income related to the TCI Note Receivable aggregated $2.2 million.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (b) The TCI Credit Facility is a subordinated unsecured revolving credit facility that provides for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. From the April 25, 1995 closing date of the Cablevision Acquisition through the July 18, 1995 closing date of the IPO, TINTA used borrowings pursuant to the TCI Credit Facility to provide a portion of the funding for the Cablevision Acquisition and to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates. Subsequent to TINTA's July 18, 1995 receipt of the IPO proceeds, TINTA used $184.6 million of such cash proceeds to repay the principal and interest owed to TCI at July 18, 1995 pursuant to the TCI Credit Facility. See notes 1 and 5.

         Borrowings under the TCI Credit Facility, together with all accrued interest thereon, will be payable in full on April 30, 2000. Prior to April 30, 2000, borrowings repaid by TINTA under the TCI Credit Facility will be available for reborrowing, subject to certain conditions to borrowing. Borrowings under the TCI Credit Facility bear interest at 13% per annum. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice. Upon the closing of the IPO, the Company paid a $2.0 million commitment fee to TCI. Additionally, the Company pays TCI an annual credit facility fee in an amount equal to .375% of the unused borrowing availability under the TCI Credit Facility.

     (c) At March 31, 1996, the Non-Cash Intercompany Account was comprised of $1.0 million due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $4.9 million due from TCI with respect to the allocation of current intercompany income tax benefits pursuant to the Tax Sharing Agreement (the "TCI Tax Receivable"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. See note 11. As described below, changes in the TCI Compensation Liability have been included in the accompanying statements of operations.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

Other Related Party Transactions

Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of TINTA have been recorded in the accompanying financial statements, but are subject to future adjustments based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Such estimates resulted in decreases to International's share of TCI's stock compensation liability of $909,000 and $85,000 during the three months ended March 31, 1996 and 1995, respectively.

TCI allocates its corporate expenses to its business units based upon the estimated cost of general and administrative services provided to the respective divisions. The amounts allocated to the Company for the three months ended March 31, 1996 and 1995 aggregated $719,000 and $460,000, respectively. Following the completion of the IPO, such allocations were made pursuant to a services agreement between TCI and TINTA.

The Consolidated Puerto Rico Entities purchase programming services from another subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Consolidated Puerto Rico Entities, aggregated $1.1 million and $638,000 during the three months ended March 31, 1996 and 1995, respectively. Through December 31, 1995, the Consolidated Puerto Rico Entities also had management arrangements with certain subsidiaries of TCI whereby such subsidiaries' management provided administrative services. As compensation for these services, the Consolidated Puerto Rico Entities paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $136,000 during the three months ended March 31, 1995. The above-described programming and management fee charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

As further described in notes 7, 8 and 13, certain subsidiaries of TCI
(which were not among the subsidiaries contributed by TCI to TINTA pursuant to the Contributions) have provided guarantees and other credit enhancements on the Company's behalf. In this respect, the Company has entered into an indemnification agreement with TCI whereby the Company will indemnify TCI for any loss, claim or liability that TCI may incur by reason of certain guarantees and credit enhancements made by TCI on TINTA's behalf.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the three months ended March 31, 1996, such charges aggregated $3.4 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $700,000 during the three months ended March 31, 1996. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.


(13) Commitments and Contingencies
     -----------------------------

     Through April 25, 1995, the Company relied upon capital contributions from TCI in order to meet a significant portion of its liquidity requirements. Since April 25, 1995, TCI has made funds available to the Company primarily through the TCI Credit Facility. Following the IPO, TCI has not and, it is anticipated, will not make further capital contributions to the Company in the future. Notwithstanding the cash proceeds received by the Company in connection with the IPO and the sale of the Debentures, the Company believes that it will continue to be dependent upon financing from TCI and/or external sources in order to meet its liquidity requirements. There is no assurance that any such sources of financing will be available on terms acceptable to the Company.

     The Company leases business offices, has entered into pole rental and transponder lease agreements, and uses certain equipment under lease arrangements. It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties. Most of the Company's operating lease commitments relate to transponder lease agreements that require payment in European Currency Units.

     Flextech has signed a production and output agreement with Hallmark Entertainment, Inc., a subsidiary of Hallmark ("Hallmark Entertainment"), whereby Hallmark Entertainment will, on behalf of Flextech, produce in Europe for Flextech up to 30 made-for-television films and six animated projects for use in both the UK and certain European territories. In addition, Flextech has entered into an agreement to acquire UK television rights to 70 made-for-television movies, 6 mini-series and four dramas and/or comedy series from Hallmark Entertainment's U.S. network television output through August 1996. The above-described programming (collectively, the "Hallmark Programming") generally is scheduled to be delivered to Flextech during the next three years. Through March 31, 1996, Hallmark Programming with an aggregate contractual value of (Pounds)11.0 million ($16.8 million) has been delivered to Flextech. At March 31, 1996, it is estimated that Flextech's remaining commitments to purchase Hallmark Programming will range from (Pounds)8.9 million ($13.6 million) to (Pounds)19.3 million ($29.5 million). Flextech also has agreed to purchase certain programming from STV during the next three years. Flextech's aggregate remaining obligations at March 31 1996 under such STV programming agreements were expected to range from (Pounds)2.3 million ($3.5 million) to (Pounds)7.3 million ($11.1 million).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

The Company has guaranteed the obligation of an affiliate (The Premium
Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $67.0 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150.0 million. If the Company's net worth (as defined) were to fall below $150.0 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee.

For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 7 and 8.

Certain of the agreements underlying the Flextech Transactions (see note 4) provide that if the Flextech Preferred Shares do not become convertible by June 1, 1997, Crown and/or U S WEST (UK) can require the Company, at any time, to purchase all of their Flextech Preferred Shares for a price equal to the then current market price per share of the Flextech Ordinary Shares.

If at any time (i) the aggregate of the amount of Flextech securities held by the Company and the remaining amount of Crown's and U S WEST (UK)'s interest in Flextech acquired pursuant to the Hallmark Subscription and the U S WEST Subscription exceeds 75% of Flextech's issued and outstanding share capital, or
(ii) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Unlisted Securities Market of the London Stock Exchange (or to be fully listed, following their admission to the Official List of the London Stock Exchange) as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from Crown and U S WEST (UK) any Flextech Ordinary Shares or Flextech Preferred Shares held by them and which were originally acquired pursuant to the Hallmark Subscription or the U S WEST Subscription, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares or Flextech Preferred Shares during the preceding 12 month period.

In the event the Company is required to purchase any Flextech Preferred
Shares or Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

Subsequent to March 31, 1996, TINTA assumed a similar put obligation with respect to certain Flextech Preferred Shares that were issued in connection with Flextech's acquisition of the 61% ownership interest in the International Family Channel UK, which Flextech did not already own. See note 14.

In light of certain change of control provisions contained in the articles of association of UKGL and UKLL, TCI has agreed to maintain an indirect voting interest of at least 50.01% in a wholly-owned subsidiary of Flextech so long as Flextech continues to hold its ownership interests in UKGL and UKLL. Under Flextech's Articles of Association, if TINTA becomes obligated to purchase any of the Flextech Preferred Shares (as described above) and fails to complete such purchase within 12 months from the date such purchase is required to be completed, such Flextech Preferred Shares shall become convertible into Flextech Ordinary Shares whether or not TCI ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital.

In connection with Flextech's August 1995 acquisition of a 33.3% ownership interest in Preview, Flextech entered into a shareholders' agreement with Infinity Investments B.V. ("Infinity"), the owner of the remaining 66.7% interest in Preview, pursuant to which Flextech will have the right to require Infinity to sell to Flextech (the "Call Option"), and Infinity will have the right to require Flextech to purchase (the "Put Option"), Infinity's entire interest in Preview at a price equal to a multiple of the average of Preview's consolidated profit (before interest and taxes) for the fiscal years ended May 31, 1998, 1999 and 2000, subject to a maximum purchase price of NGL 100.0 million ($60.5 million) and a minimum purchase price of NGL 50.0 million ($30.2 million). The Call Option and the Put Option are exercisable at any time between June 1, 2000 and December 31, 2000, subject to the approval of Flextech's shareholders, if such approval is required under the Listing Rules of the London Stock Exchange at the time of exercise. If the Put Option is exercised and Flextech's shareholders do not give such approval, Flextech has agreed to pay NGL 5.0 million ($3.0 million) to Infinity, though in this case, the last date for exercise of the Call Option will be extended to December 31, 2002, and such payment will be treated as a (Pounds)2.0 million ($3.1 million) payment on account of the purchase price payable upon exercise of the Call Option.

Flextech has granted to certain employees under its 1992 stock option schemes, options to purchase (i) approximately 535,000 Flextech Ordinary Shares at a per share price of (Pounds)3.24 ($4.95) and (ii) approximately 300,000 Flextech Ordinary Shares at a per share price of (Pounds)3.775 ($5.76) (the "Flextech Milestone Options"). The Flextech Milestone Options are exercisable during various periods from 1997 to 2005, only if certain performance conditions are satisfied. As none of the performance conditions have been satisfied, Flextech has not yet recorded any compensation expense with respect to the Flextech Milestone Options. The Company is unable to predict the extent, if any, that compensation expense will be incurred with respect to the Flextech Milestone Options.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     In July 1995, Flextech shareholders approved the adoption of a sharesave scheme (the "Sharesave Scheme") and certain stock option schemes (the "1995 Stock Option Schemes") that, under certain circumstances, could cause Flextech to record compensation expense. At March 31, 1996, 139,701 Flextech Ordinary Shares had been granted to employees under the Sharesave Scheme and no options had been granted under the 1995 Stock Option Schemes. Through March 31, 1996, compensation expense with respect to the Sharesave Scheme and the 1995 Stock Option Schemes was not material.

(14) Subsequent Events
     -----------------

     HSN Direct Acquisition

     On April 10, 1996, Flextech acquired an indirect controlling interest in the "infomercial" business of the HSN Direct Joint Venture ("HSN Direct") from the Home Shopping Network, Inc. ("HSN") and certain individuals (the "HSN Managers"). Pursuant to the underlying agreement, Flextech acquired a 78.7% equity interest in a new UK Company ("HSN Newco") which acquired certain assets of HSN Direct. Flextech also acquired a 78.7% partnership interest in HSN Direct. HSN owns 15%, and the HSN Managers own the balance of the equity of each of HSN Newco and HSN Direct. The initial capital contributions of Flextech, HSN and the HSN Managers to HSN Newco were (Pounds)525,000 ($802,000), (Pounds)100,000 ($153,000) and (Pounds)42,000
     ($64,000), respectively, and Flextech has committed to fund up to an additional $13.2 million to HSN Newco. In exchange for assuming 20% of Flextech's funding commitment and initial capital contribution, TINTA will acquire a 20% ownership interest in the Flextech subsidiary that holds Flextech's 78.7% ownership interest in HSN Newco, and a 20% ownership interest in the separate Flextech subsidiary that holds Flextech's partnership interest in HSN Direct.

     Agreement to Acquire Torneos' Sports Rights

     On April 19, 1996, TINTA, Torneos and the two individual shareholders of Torneos entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA will acquire worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games). In addition, it is the intention of TINTA and Torneos to form a joint venture company (50/50) to be the exclusive agent and distributor of two sports channels (to be formed by the Sports Venture) in Argentina, Bolivia, Paraguay and Uruguay. The Company's obligations under the TINTA/Torneos Sports Agreement are subject to the completion of TINTA's due diligence, which is expected to occur in the second or third quarter of 1996.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

On May 8, 1996, Tele Red Imagen S.A. ("TRISA") filed for and was granted the Argentine equivalent of a temporary restraining order ("TRO") with respect to the portion of the TINTA/Torneos Sports Agreement dealing with Futbol de Primera in the interior of Argentina. Torneos has filed a motion seeking to dismiss the TRO. Torneos believes that TRISA's arguments are without merit and that the TRO will be dismissed. However, TINTA has formally notified Torneos that it is reserving all its right under the TINTA/Torneos Sports Agreement, including the right to terminate such contract if the TRISA matter is not resolved to its satisfaction.

As described below, TINTA has contributed its 35% interest in Torneos to the Sports Venture. The parties anticipate that TINTA will also assign the TINTA/Torneos Sports Agreement to the Sports Venture.

IFEI Acquisitions

On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFEI") (i) the 61% ownership interest in the International Family Channel UK, which Flextech did not already own and (ii) a 100% ownership interest in TVS Television Limited. The total consideration received by IFEI in exchange for such ownership interests was (Pounds)30.5 million ($46.6 million), of which (Pounds)3.0 million ($4.6 million) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 Flextech Preferred Shares (the "IFE Consideration Shares") at a price per share of approximately (Pounds)4.75 ($7.25). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFEI the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares have not become convertible into Flextech Ordinary Shares by that date. The put price is the greater of (i) (Pounds)3.64 ($5.56) per IFE Consideration Share or
(ii) the market value of an IFE Consideration Share at the time of the exercise of the put option. TINTA has the option to satisfy the put option price in cash or in shares of Series A Common Stock. Following the completion of the IFE Acquisitions, TINTA indirectly owned 46.5% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

Sports Venture

Effective as of April 29, 1996, TINTA, Liberty and News Corp. formed a joint venture (the "Sports Venture") to conduct a sports programming business on a multinational basis, excluding the United States (other than Puerto Rico), the United Kingdom, Asia (including Japan) and New Zealand. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by a limited liability company owned by TINTA and Liberty (the "TINTA/Liberty Venture"). TINTA's initial contribution included $49 million and its 35% equity interest in Torneos (see note 8). It is anticipated that TINTA will make significant additional cash contributions to the TINTA/Liberty Venture to fund the operations of the Sports Venture. Liberty's initial contribution included its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. News Corp.'s initial contribution included its rights under various television sports programming agreements and certain trademark rights. As a part of the formation of the Sports Venture, the TINTA/Liberty Venture is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon the delivery of such stock to the TINTA/Liberty Venture, which delivery is expected to occur in June 1996, News Corp. is entitled to receive from the TINTA/Liberty Venture $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

Certain Argentine sports rights that are expected to be assigned to the Sports Venture are discussed above.

Issuance of Series A Common Stock to Canal +

On April 30, 1996, TINTA issued 473,373 shares of Series A Common Stock to Canal + for an aggregate cash purchase price of $10.0 million.

Mundo Ole Joint Venture

In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole Investments LDC ("Ole") for the launch of "Mundo Ole," a digital satellite delivered channel broadcast to Latin America and Brazil. Such agreement in principle proposes that Flextech and Ole will enter into a 50/50 joint venture, which joint venture will in turn hold 65% of the new channel, with the balance being held by HBO Ole Partners, a joint venture between Sony Entertainment, Time Warner and Ole. Flextech's maximum funding commitment, if the transaction were to proceed, would be $14.0 million.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Management's Discussion and Analysis of Financial Condition and
- - ---------------------------------------------------------------
  Results of Operations
  ---------------------

General
- - -------

     Beginning in 1994, TCI restructured its assets into four distinct business units. As part of that restructuring, during the fourth quarter of 1994 and the first quarter of 1995, TCI contributed its indirect ownership interests in substantially all of its international cable and telephony assets and certain of
its international programming assets to TINTA.   For purposes of this
discussion, except to the extent the context otherwise requires, the term the "Company" refers to (i) such contributed ownership interests before the February 28, 1995 completion date of the Contributions and (ii) TINTA and its direct and indirect subsidiaries and affiliates on and after the date that the Contributions were completed. Unless the context indicates otherwise, references to TCI herein are to TCI and its consolidated subsidiaries (other than the Company). The following discussion and analysis should be read in conjunction with the Company's financial statements, included elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of
- - --------------------------------------------------------------------------
Operations included in the Company's Annual Report on Form 10-K for the year
- - ----------
ended December 31, 1995. With respect to trends, risks and uncertainties affecting the Company's results of operations and financial condition, the following discussion addresses only changes in such matters that have occurred during 1996 through the date of this Quarterly Report on Form 10-Q.

     As described in greater detail below, the Company reported net losses of $(26.4 million) and $(14.8 million) during the three months ended March 31, 1996 and 1995, respectively. The Company expects to incur net losses for the foreseeable future due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

     A significant portion of the Company's operations are conducted through corporations and partnerships in which the Company holds a 20%-50% ownership interest. As the Company generally accounts for such ownership interests using the equity method of accounting, the financial condition and results of operations of such entities are not reflected on a consolidated basis within the Company's financial statements.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

General (continued)
- - -------------------

     On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision. In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and Cablevision has been included in the Company's financial statements since the April 25, 1995 acquisition date. At March 31, 1996, Cablevision owned cable television systems serving approximately 436,000 basic subscribers. The following table sets forth summary information with respect to Cablevision's results of operations (as adjusted for the effects of purchase accounting) for the three months ended March 31, 1996 (amounts in thousands):

       Revenue                                                             $ 43,379                      100%
       Operating costs and expenses before depreciation
         and amortization                                                   (24,328)                     (56%)
                                                                           --------                      ---
       Operating income before depreciation and amortization(1)              19,051                       44%
       Depreciation and amortization                                         (9,198)                     (21%)
                                                                           --------                      ---
       Operating income                                                    $  9,853                       23%
                                                                           ========                      ===

- - --------------------

(1) Operating income before depreciation and amortization ("Operating Cash Flow") is a commonly used measure of value and borrowing capacity within the cable and programming industries. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

     Through the third quarter of 1995, the Company included Cablevision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three months ended March 31, 1996 include Cablevision's and Flextech's results of operations and cash flows for such three-month period, and the Company's combined statements of operations and cash flows for the three months ended March 31, 1995 includes Flextech's operating results and cash flows for the three-month period ended February 28, 1995. As noted above, Cablevision was not acquired until April 25, 1995.

     The Cablevision Acquisition detracts from the period to period comparability of revenue and expense amounts. See "Material Changes in Results
                                                   ---------------------------
of Operations" below. Similarly, the Cablevision Acquisition and certain other
- - -------------
transactions have significantly impacted the Company's liquidity and capital resources. See "Material Changes in Financial Condition" below.
                ---------------------------------------

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations
- - -----------------------------------------

     Revenue
     -------

     Cable revenue increased $44.2 million or 835% during the three months ended March 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the inclusion of Cablevision's operations in the Company's 1996 results of operations, as described under "General" above.
                                                                 -------

     Programming revenue increased $3.2 million or 32% during the three months ended March 31, 1996, as compared to the corresponding prior year period. The majority of such increase is attributable to 35% and 11% increases in the revenue generated by Bravo Ltd. and Starstream, respectively. Substantially all of the increase in Bravo Ltd's revenue is attributable to a 21% gain in the viewership of Bravo and to an increase in the revenue per viewer of Bravo. The higher revenue per viewer of Bravo is primarily attributable to a price increase in April 1995 and to increased advertising revenue. The increase in Starstream's revenue is primarily attributable to an increase in the average price received for TCC, as TCC's viewership was relatively constant during the 1996 and 1995 periods. In connection with Flextech's August 1995 acquisition of an ownership interest in a programming service that has a target audience in Holland similar to that of TCC, it was agreed that, effective January 1, 1996, TCC would discontinue providing service to approximately 850,000 viewers in Holland. The January 1, 1996 loss of such viewers in Holland largely offset the viewership gains experienced by TCC through December 31, 1995. Approximately $1.1 million of the remaining increase in programming revenue is attributable to fees received pursuant to a management agreement, which commenced in mid-1995 and which expires in mid-1999 (if not earlier terminated).

     Operating Costs and Expenses
     ----------------------------

     Cable operating costs and expenses increased $24.1 million or 562% during the three months ended March 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the inclusion of Cablevision's operations in the Company's 1996 results of operations, as described under "General" above.
                 -------

     Cablevision and the Consolidated Puerto Rico Entities purchase programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of Cablevision and the Consolidated Puerto Rico Entities.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     Programming operating costs and expenses increased $3.4 million or 29% during the three months ended March 31, 1996, as compared to the corresponding prior year period. Approximately $1.9 million of such increase is attributable to the inclusion in the 1996 period of the operating costs and expenses of Playboy TV (a programming service that was launched in November 1995 by Flextech's 51%-owned subsidiary, PBTV). The remaining increase is primarily a result of increased programming costs. Such increased programming costs are attributable to (i) the amortization of the cost of programming rights acquired by Flextech in 1995 and 1996 pursuant to an agreement with Hallmark Entertainment and (ii) the acquisition of higher quality programming for Bravo and TCC as a part of Flextech's efforts to increase the viewership of such services. In light of Flextech's obligations under certain programming rights agreements with Hallmark Entertainment (as discussed above) and STV, it is anticipated that Flextech's programming costs will continue to increase significantly in future periods. For information concerning Flextech's commitments pursuant to such programming rights agreements, see note 13 to the accompanying financial statements.

     TINTA incurred corporate general and administrative expenses of $2.5 million and $2.0 million during the three months ended March 31, 1996 and 1995, of which $719,000 and $460,000, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company.

     Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are reflected in the Company's statements of operations. Estimated decreases in such compensation liabilities aggregated $438,000 and $85,000 during the three months ended March 31, 1996 and 1995, respectively. Such estimated compensation liabilities are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

     The $9.5 million or 365% increase in depreciation and amortization expense during the three months ended March 31, 1996, as compared to the corresponding prior year period, is the result of increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to the Cablevision Acquisition and capital expenditures.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     Other Income and Expense
     ------------------------

     TeleWest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred losses since its inception. It is expected that the current construction requirements of TeleWest will be substantially complete within the next five years. As described in note 7 to the accompanying financial statements, the Company's indirect ownership interest in TeleWest decreased from 38% to 26.8% in October 1995. Despite such decreased ownership interest, the Company's share of TeleWest's net losses increased $18.3 million or 149% during the three months ended March 31, 1996, as compared to the corresponding prior year period. In general, such increase is attributable to the fact that increases in TeleWest's operating costs and expenses (including depreciation and amortization) have exceeded increases in TeleWest's revenue. The increase also includes the Company's share of certain effects of the SBCC Transaction. In connection with the SBCC Transaction, TeleWest received net cash proceeds of $1.2 billion upon the issuance of the TeleWest Debentures. In light of the issuance of the TeleWest Debentures and TeleWest's use of purchase accounting to account for the SBCC Transaction, TeleWest's depreciation, amortization and interest expense were significantly higher in the first quarter of 1996 as compared to the amounts incurred by Old TeleWest during the corresponding prior year period. In addition, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling caused TeleWest to experience a $25.6 million foreign currency transaction loss during the first quarter of 1996 with respect to the TeleWest Debentures. Although TeleWest has entered into certain option arrangements to limit its exposure to foreign currency transaction losses with respect to the TeleWest Debentures, it is anticipated that TeleWest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the TeleWest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

     The Company's share of the losses of its affiliates other than TeleWest increased $11.7 million or 187% during the three months ended March 31, 1996, as compared to the corresponding prior year period. A significant portion of such increase is attributable to a $3.7 million change in the Company's share of TeleWest Europe's operating results. As further described in note 8 to the accompanying financial statements, the Company, effective January 1, 1996, discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. The Company's share of losses of affiliates that were acquired in 1995 also contributed to the increase.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     The minority interests' share of net losses was $4.2 million and $2.6 million during the three months ended March 31, 1996 and 1995, respectively. None of Cablevision's $65.0 million of net liabilities at the April 25, 1995 acquisition date, and none of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the Cablevision minority interest has no obligation to provide any funding to Cablevision and (ii) the minority interest continued to have a negative historical cost basis in Cablevision's net assets at March 31, 1996. To the extent that Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the three months ended March 31, 1996, the Company would have allocated $5.3 million of Cablevision's net earnings (exclusive of the effects of purchase accounting) to the minority interest.

     The Company recognized unrealized foreign currency transaction gains of $1.3 million and $1.5 million during the three months ended March 31, 1996 and 1995, respectively. The 1996 amount includes a $1.7 million unrealized gain with respect to the remeasurement into the U.S. dollar of the French franc denominated Multithematiques Obligation, and the 1995 amount includes a $1.3 million unrealized gain with respect to the remeasurement into the U.S. dollar of the UK pound denominated intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

     Income Taxes
     ------------

     The Company's income tax benefit was $10.7 million and $5.4 million during the three months ended March 31, 1996 and 1995, respectively. The effective tax rates associated with such benefits were 29% and 27%, respectively. A Tax Sharing Agreement among TINTA, TCI and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocations of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. For additional information, see note 11 to the accompanying financial statements.

Material Changes in Financial Condition
- - ---------------------------------------

     On July 18, 1995, TINTA completed the IPO in which 20,000,000 shares of TINTA's Series A Common Stock were sold to the public for net proceeds of approximately $301.3 million. Prior to the IPO, the Company had relied upon capital contributions from TCI in order to meet most of the Company's liquidity requirements. Since April 25, 1995, TCI has made funds available to the Company primarily through the TCI Credit Facility, and, since the IPO, TCI has not made, and it is anticipated will not make, further capital contributions to the Company in the future.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     The Company's operating activities provided (used) cash of $(14.9 million) and $810,000 during the three months ended March 31, 1996 and 1995, respectively. Although the operating activities of Cablevision (which became a 51% owned subsidiary of TINTA on April 25, 1995) and the Consolidated Puerto Rico Entities historically have generated positive cash flow, the Company believes that the operating activities of TINTA will continue to produce net cash flow deficits for the foreseeable future. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the cash balances of the Company's foreign subsidiaries are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries, and, other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA. Accordingly, there can be no assurance that the Company will have access to any cash generated by its foreign operating subsidiaries and affiliates. In this regard, $68.7 million of the Company's cash balances were held by foreign subsidiaries at March 31, 1996.

     During the three months ended March 31, 1996 and 1995, cash used by the Company's investing activities aggregated $29.7 million and $46.3 million, respectively, of which $19.4 million and $38.7 million, respectively, was used by the Company to fund investments in, and loans to, affiliates.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     The Company expects that it will continue to have significant cash requirements with respect to its investing activities. In this regard the Company, as of March 31, 1996, is contractually obligated to make loans or capital contributions to its affiliates as follows:

                                                                            Commitment                U.S. dollar
                                                                             amount at               equivalent at
                                                                             March 31,                 March 31,
Affiliate                    Currency                                           1996                      1996
- - ---------                    --------                                        ----------                ---------
                                                                                     amounts in thousands
Jupiter                      Japanese yen ("(Yen)")                  (Yen) 1,620,000(1)                  $15,292
Flextech Affiliates          UK pounds sterling ("(Pounds)")      (Pounds)    11,720(2)                   17,898
BIP Chile                    U.S. dollar                                      $8,990(3)                    8,990
Bresnan International
  Partners (Poland), L.P.
  ("BIP Poland")             U.S. dollar                                     $ 7,000(4)                    7,000
Other                        Various                                                                       6,513
                                                                                                         -------
                                                                                                         $55,693
                                                                                                         =======

_______________

(1) Represents the Company's aggregate unfunded obligations to make capital contributions and certain other payments with respect to Jupiter through March 31, 1997. The Company and Sumitomo currently are discussing an increase in the funding requirements of Jupiter beyond the amounts reflected in the foregoing table. See note 8 to the accompanying financial statements.

(2) Represents 100% of Flextech's aggregate unfunded obligations to provide debt and equity financing to certain of its affiliates.

(3) Represents the Company's aggregate unfunded obligations to provide debt and equity financing to BIP Chile.

(4) Represents the Company's aggregate unfunded obligations to provide debt and equity financing to BIP Poland.

     The $65.7 million U.S. dollar equivalent of the estimated net present value of the additional capital contributions that TINTA is required to make to Multithematiques through December 1997 has not been reflected in the foregoing table since such amount has been reflected as a liability in the Company's March 31, 1996 consolidated balance sheet. See note 8 to the accompanying financial statements for additional information concerning the Multithematiques Obligation.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     The Company believes that it will be required to fund most of the foregoing commitments during the period ended December 31, 1997. In addition, the Company believes that its actual future cash requirements, including cash requirements in connection with the funding of capital expenditures and operating activities of its affiliates, will exceed the amounts that the Company currently is contractually obligated to fund. The Company is not able to more precisely predict the timing or amount of the future funding requirements of its affiliates because such future cash requirements are dependent upon a variety of factors.

     Although TeleWest has required significant amounts of capital in order to fund its construction program and operating losses, the Company has not provided any funding to TeleWest since the November 1994 consummation of the TeleWest IPO. As described in note 7 to the accompanying financial statements, the SBCC Transaction was completed on October 3, 1995. In connection therewith, TeleWest received $1.2 billion in net cash proceeds from the issuance of the TeleWest Debentures. TeleWest used approximately $251.0 million of such proceeds to repay outstanding borrowings pursuant to a SBCC loan facility that has been terminated. The remaining proceeds will be available to satisfy TeleWest's existing and future cash requirements. It is not anticipated that any portion of such remaining proceeds will be distributed or otherwise made available to TINTA. Although the Company has indemnified another subsidiary of TCI with respect to such TCI subsidiary's guarantee of certain portions of TeleWest's bank credit facilities (which portions had not been borrowed by TeleWest at March 31, 1996), the Company has no present intention to make any significant additional capital contributions or loans to TeleWest in order to assist TeleWest in meeting its existing liquidity requirements. For additional information with respect to this guarantee, see note 7 to the accompanying financial statements.

     As further described under note 8 to the accompanying financial statements, the Company has guaranteed borrowings of, and has certain other contingent liabilities with respect to, the Other Affiliates.

     The Company's significant commitments under certain lease and programming agreements and its significant contingent liabilities with respect to certain share repurchase arrangements, guarantees, investments and other matters are described under notes 7, 8, 13 and 14 to the accompanying financial statements.

     During the year ended December 31, 1995, Cablevision (from April 25, 1995 through December 31, 1995), Flextech and the Consolidated Puerto Rico Entities accounted for $21.4 million, $28.7 million (of which $23.0 million was attributable to IVS) and $7.8 million, respectively, of the Company's aggregate capital expenditures of $57.9 million. Although the Company expects that the future capital expenditure requirements of Cablevision, Flextech (exclusive of IVS) and the Consolidated Puerto Rico Entities will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of such entities generally will be sufficient to satisfy the foreseeable capital expenditure requirements of such entities.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     During the year ended December 31, 1995, the Company consummated the Cablevision Acquisition, the Flextech Transactions, the IVS Subsidiary Sale, the Multithematiques Transaction and certain other transactions. For information concerning the effects of such transactions on the Company's liquidity and capital resources, see notes 4, 5, 6, 8, 10 and 13 to the accompanying financial statements.

     On February 7, 1996, Cordillera and CTC entered into the Chile Restructuring Agreements. It is anticipated that some portion of BIP Chile's 50% share of the cash proceeds generated by the transactions contemplated by the Chile Restructuring Agreements may be used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. For additional information, see note 8 to the accompanying financial statements.

     On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of the Debentures. Pending its use by TINTA, the net proceeds from the sale of the Debentures have been loaned to TCI pursuant to an unsecured promissory note. For additional information, see notes 10 and 12 to the accompanying financial statements.

     In February 1996, the Company and Sumitomo formed JPC. In connection therewith, the Company and Sumitomo will contribute their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company will make an equalizing payment in connection with the above-described contribution of the Cable Soft Network. See note 8 to the accompanying financial statements.

     Subsequent to March 31, 1996, Flextech acquired (i) a controlling interest in the "infomercial" business of HSN Direct and (ii) consummated the IFEI Acquisitions. In connection with the IFEI Acquisitions, TINTA assumed certain put obligations. For additional information concerning the effects of such transactions on the Company's liquidity and capital resources, see note 14 to the accompanying financial statements.

     On April 19, 1996, TINTA, Torneos and the two individual shareholders of Torneos entered into an agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. As described under note 14 to the accompanying financial statements, TINTA has contributed its 35% interest in Torneos to the Sports Venture. The parties anticipate that TINTA will also assign this agreement to the Sports Venture. For additional information, see note 14 to the accompanying financial statements.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     Effective as of April 29, 1996, TINTA, Liberty and News Corp. formed a joint venture (the "Sports Venture") to conduct a sports programming business on a multinational basis, excluding the United States (other than Puerto Rico), the United Kingdom, Asia (including Japan) and New Zealand. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by a limited liability company owned by TINTA and Liberty (the "TINTA/Liberty Venture"). TINTA's initial contribution included $49 million and its 35% equity interest in Torneos. It is anticipated that TINTA will make significant additional cash contributions to the TINTA/Liberty Venture to fund the operations of the Sports Venture. For additional information, see notes 8 and 14 to the accompanying financial statements.

     On April 30, 1996, TINTA issued 473,373 shares of Series A Common Stock to Canal + for an aggregate cash purchase price of $10.0 million.

     In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole Investments LDC ("Ole") for the launch of "Mundo Ole" a digital satellite delivered channel broadcast to Latin America and Brazil. Flextech's maximum funding commitment, if the transaction were to proceed, would be $14.0 million. For additional information, see note 14 to the accompanying financial statements.

     At March 31, 1996, $69.2 million of the Company's $78.9 million of cash and cash equivalents were held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $9.7 million at March 31, 1996. TINTA believes that such cash and cash equivalents, the net cash proceeds from the sale of the Debentures (which net cash proceeds have been loaned to TCI as described above), borrowing availability pursuant to the TCI Credit Facility and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to
(i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA, including required payments under certain share repurchase, guarantee and indemnification agreements, that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
- - -------      ------------------

             There were no new material legal proceedings during the quarter ended March 31, 1996 to which the Company or any of its consolidated subsidiaries is a party or which any of its property is subject, except as follows:

             Alan Robinson v. TCI/U S WEST Cable Communications, Inc.; TeleWest
             ------------------------------------------------------------------
             Communications PLC; Tele-Communications, Inc.; U S WEST, Inc.;
             --------------------------------------------------------------
             Stephen Davidson; Gary Bryson; Kleinwort Benson; and Kleinwort
             --------------------------------------------------------------
             Benson of North America.
             -----------------------

             On April 19, 1996, this action was filed in the United States District Court, Austin District of Texas, Western Division, Case No. A 95 CA 833 JN. The complaint was amended on or about April 19, 1996. The allegations in the amended complaint pertain to the plaintiff's ownership of shares of stock in United Artist Communications London South PLC and communications with the defendants concerning the purchase of such stock by certain of the defendants. Plaintiff's claims against the defendants are for: 10b-5 securities violations; breach of fiduciary duty; negligence and gross negligence; fraud; constructive trust; constructive trust (unjust enrichment); constructive trust (violation of fair dealing); civil conspiracy; tortious interference with contract; breach of third-party contract by Kleinwort-Benson; recision of contract for failure of consideration and restitution; cancellation of contract for mutual mistake; and racketeering influenced and corrupt organizations claim. Plaintiff seeks actual damages of $9 million, consequential damages of an additional $9 million, and punitive damages in the amount of $27 million.

             The complaint was initially received on January 5, 1996. The amended complaint was served on April 22, 1996. The defendants intend to contest this action. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material effect upon the financial condition of the Company.

Item 6.      Exhibits and Reports on Form 8-K.
- - ------       ---------------------------------

             (a)     Exhibits

                     10 - Material Contracts

                          10.1 Shareholders Agreement in relation to Flextech
                                   plc dated March 20, 1996 between
                                   International Family Entertainment, Inc. and
                                   Tele-Communications International, Inc.

                          10.2 English translation of Shareholders Agreement
                                   dated February 7, 1996 between Cordillera
                                   Comunicationes Limitada and others, and
                                   Invercom S.A. and others.

                     27 - Financial Data Schedule

             (b) Reports on Form 8-K filed during quarter ended March 31, 1996 - none

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TELE-COMMUNICATIONS INTERNATIONAL, INC.




   Date:  May 14, 1996            By:  /s/ Fred A. Vierra
                                     --------------------------------------
                                       Fred A. Vierra
                                        Chief Executive Officer




   Date:  May 14, 1996            By:  /s/ Graham Hollis
                                     --------------------------------------
                                       Graham Hollis
                                        Vice President and
                                         Chief Financial Officer
                                          (Principal Financial Officer and
                                            Chief Accounting Officer)