Form 10-Q
period 1996-06-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1996-08-14
CIK 945027

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-26264


                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



        State of Delaware                               84-1289408
- - -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



          5619 DTC Parkway
         Englewood, Colorado                              80111
- - ---------------------------------------             -----------------
(Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (303) 267-5500


     Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X     No
              -----      -----

     The number of shares outstanding of Tele-Communications International, Inc.'s common stock as of July 31, 1996, was:

                Series A common stock - 106,960,873 shares; and
                   Series B common stock - 11,700,000 shares.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)

                                                June 30,      December 31,
Assets                                           1996            1996
- - ------                                      --------------   ----------------
Cash and cash equivalents (note 3)              $   36,756            133,109

Trade and other receivables, net                    28,599             19,066

Film inventory and other prepaid expenses           54,684             36,465

Investment in TeleWest Communications plc
 ("TeleWest") (note 7)                             484,041            550,216

Investment in other affiliates, accounted
 for under the equity method, and related
 receivables (note 8)                              424,131            354,133

Other investments (note 9)                          89,412             83,839

Property and equipment, at cost:
 Land                                                  277                277
 Distribution systems                              138,200            118,705
 Support equipment and buildings                    44,148             29,321
                                                 ---------          ---------
                                                   182,625            148,303
 Less accumulated depreciation                      49,001             35,314
                                                 ---------          ---------
                                                   133,624            112,989
                                                 ---------          ---------

Franchise costs and other intangible assets        616,329            583,862
 Less accumulated amortization                      43,509             29,030
                                                 ---------          ---------
                                                   572,820            554,832
                                                 ---------          ---------

Deferred financing costs and other assets,
 net of amortization                                14,807              6,062
                                                 ---------          ---------
                                                $1,838,874          1,850,711
                                                 =========          =========

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                    Consolidated Balance Sheets, continued


                                               June 30,         December 31,
                                                1996               1995
                                              ---------         -----------
Liabilities and Stockholders' Equity              amounts in thousands,
- - ------------------------------------              except share amounts

Accounts payable                              $ 22,718              25,010

Accrued liabilities                             55,416              40,774

Multithematiques Obligation (note 8)            65,934              65,876

Debt (note 10)                                 502,026             192,718

Deferred income tax liability                  149,722             186,126

Other liabilities                               12,227               6,500
                                             ---------            --------

            Total liabilities                  808,043             517,004
                                             ---------            --------

Minority interests in equity of subsidiaries   151,320             122,358

Stockholders' equity:
   Preferred stock, $.01 par value
     Authorized 10,000,000 shares; none issued      --                  --
   Series A Common Stock, $1 par value
     Authorized 300,000,000 shares; issued
     106,960,873 and 106,487,500 shares in
     1996 and 1995, respectively               106,961             106,488
   Series B Common Stock, $1 par value
     Authorized 12,000,000 shares; issued
     11,700,000 shares in 1996 and 1995         11,700              11,700
   Additional paid-in capital                1,186,788           1,177,271
   Accumulated deficit                        (145,624)            (75,036)
   Cumulative foreign currency translation
     adjustment                                 (6,624)             (8,550)
   Unrealized holding losses for available-
     for-sale securities                        (2,719)               (152)
                                             ----------          ----------
                                             1,150,482            1,211,721
   Due from Tele-Communications, Inc.
      ("TCI") (note 12)                       (270,971)                (372)
                                             ----------          ----------

         Total stockholders' equity            879,511            1,211,349
                                             ----------          ----------

Commitments and contingencies
      (notes 7, 8, 12, and 13)              $1,838,874            1,850,711
                                            ==========           =========

   See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                            Statement of Operations

                                  (unaudited)

                                          Three months            Six months
                                             ended                   ended
                                            June 30,                June 30,
                                       ------------------      -----------------
                                         1996        1995      1996       1995
                                         ----        ----      ----       ----
                                                  amount in thousands
                                               except per share amounts
Revenue:
  Cable                                $51,210     35,722     100,741     41,020
  Programming                           22,800     10,070      35,893     19,989
                                       -------     ------     -------     ------
                                        74,010     45,792     136,634     61,009
                                       -------     ------     -------     ------

Operating costs and expenses:
 Cable (note 12)                        31,043     22,932      59,390     27,211
 Programming                            29,099     12,884      44,534     24,882
 Programming rights provision            8,706         --       8,706         --
 General and administrative:
  Allocated from TCI (note 12)             774        466       1,493        926
  Other                                  3,205      1,184       4,944      2,743
 Adjustment to stock compensation:
  Allocated from TCI (note 12)             (49)       827        (958)       742
  Other                                 (1,119)        --        (648)        --
 Depreciation and amortization          12,759      8,619      24,885     11,229
                                       -------    -------     -------    -------
                                        84,418     46,912     142,346     67,733
                                       -------    -------     -------    -------
    Operating loss                     (10,408)    (1,120)     (5,712)    (6,724)

Other income (expense):
 Share of losses of TeleWest (note 7)  (39,606)   (13,875)    (70,203)   (26,161)
 Share of losses of other affilates
  (note 8)                             (18,871)   (16,093)    (36,836)   (22,343)
 Interest expense:
  TCI (note 12)                           (187)    (2,994)       (375)    (2,994)
  Other                                 (8,912)    (4,505)    (17,127)    (4,822)
 Interest income:
   (TCI (note 12)                        4,723         --       6,937         --
   Other                                 1,307        340       4,260         426
 Minority interests' share of losses     6,261      3,308      10,469       5,921
 Unrealized foreign currency
  transaction gains (losses)             2,145       (930)      3,449         549
 Other, net (note 9)                      (103)       137       4,337         253
                                        -------    -------     -------    -------
                                       (53,243)   (34,612)    (95,089)    (49,171)
                                        -------    -------     -------    -------
    Loss before income taxes           (63,651)   (35,732)   (100,801)    (55,895)

Income tax benefit                      19,474      4,188      30,213       9,587
                                        -------    -------    -------     -------
    Net loss                          $(44,177)   (31,544)    (70,588)    (46,308)
                                      ========    =======     =======     =======

Net loss per common share (note 1)
 Historical                           $   (.37)        --        (.60)         --
                                      ========    =======     =======     =======
 Pro forma                            $     --       (.32)         --        (.47)
                                      ========    =======     =======     =======

                See accompanying notes to financial statements.

                                              TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                                           (See note 1)

                                                 Statement of Stockholders' Equity
                                                            (unaudited)
                                                                                                        Unrealized
                                                                                         Cumulative      holding
                                                                                          foreign       losses for
                                                             Additional                   currency       available-
                             Preferred     Common Stock       paid-in     Accumulated   translation      for-sale
                                        -----------------
                               stock    Series A  Series B    capital       deficit      adjustment      securities
                              ------    --------  --------   ---------    -----------   -----------    -------------
                                                       amounts in thousands
Balance at January 1, 1996    $  --      106,488   11,700    1,177,271      (75,036)       (8,550)          (152)
     Net loss                    --           --       --           --      (70,588)           --             --
     Issuance of common
        stock                    --          473       --        9,517           --            --             --
     Foreign currency
        translation
        adjustment               --           --       --           --           --         1,926             --
     Unrealized holding
         losses for available-
         for-sale securities     --           --       --           --           --            --         (2,567)
     Net loan to TCI (note 12)   --           --       --           --           --            --             --
     Other changes in due
          from TCI (note 12)     --           --       --           --           --            --             --
                               ------    -------   ------    ---------    ---------        -------        -------
Balance at June 30, 1996       $ --      106,961   11,700    1,186,788     (145,624)       (6,624)        (2,719)
                               =======   =======   ======    =========    =========        =======        =======
                                                              Total
                                          Due from         stockholders'
                                            TCI               equity
                                         ---------         ------------
Balance at January 1, 1996                  (372)            1,211,349
     Net loss                                 --               (70,588)
     Issuance of common
        stock                                 --                 9,990
     Foreign currency
        translation
        adjustment                            --                 1,926
     Unrealized holding
         losses for available-
         for-sale securities                  --                (2,567)
     Net loan to TCI (note 12)          (269,630)             (269,630)
     Other changes in due
          from TCI (note 12)                (969)                 (969)
                                      -----------             ---------
Balance at June 30, 1996                (270,971)               879,511
                                      ===========             =========

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (see note 1)

                           Statements Of Cash Flows

                                  (unaudited)



                                                   Six months ended
                                                        June 30,
                                                 --------------------
                                                  1996          1995
                                                 ------        ------
                                                 amounts in thousands
                                                     (see note 3)

Cash flows from operating activities:
  Net loss                                     $ (70,588)     (46,308)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Depreciation and amortization                24,885       11,229
     Programming rights provision                  8,706           --
     Adjustment to stock compensation             (1,606)         742
     Share of losses of TeleWest                  70,203       26,161
     Share of losses of other affiliates          36,836       22,343
     Minority interests' share of losses         (10,469)      (5,921)
     Unrealized foreign currency
      transaction gains                           (3,449)        (549)
     Accretion of discount on
      Multithematiques obligation                  3,163           --
     Deferred income tax benefit                 (36,048)     (12,861)
     Changes in operating assets
      and liabilities, net of the effect
      of acquisitions:
        Change in receivables                     (3,913)       7,465
        Change in film inventory and
         other prepaid expenses                   (6,324)     (14,001)
        Change in deferred financing costs        (9,800)          --
        Change in payables, accruals,
         other liabilities and the cash
         intercompany account included in
         due from TCI                             (5,701)       5,728
                                               ---------      -------
         Net cash used in operating
          activities                              (4,105)      (5,972)
                                               ---------      -------

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                      Statements Of Cash Flows, continued

                                  (unaudited)


                                                        Six months ended
                                                            June, 30
                                                     -----------------------
                                                        1996        1995
                                                     ---------     ---------
                                                       amounts in thousands
                                                          (see note 3)
Cash flows from investing activities:
 Investments in and loans to affiliates and others   (102,204)      (83,984)
 Cash invested in certificate of deposits             (23,604)           --
 Cash received (paid) in connection with
  acquisitions, net                                     5,205      (173,836)
 Capital expended for property and equipment          (23,569)      (18,489)
 Cash paid to purchase minority interest in IVS
  Cable Holdings Limited                               (4,636)           --
 Other, net                                             4,944        (1,134)
                                                     --------      --------
          Net cash used in investing activities      (143,864)     (277,443)
                                                     --------      --------
Cash flows from financing activities:
 Issuance of debentures                               345,000            --
 Loan to TCI                                         (336,375)           --
 Repayments received on loan to TCI                    66,745            --
 Borrowings of debt                                    36,549       205,586
 Repayments of debt                                   (73,261)      (10,524)
 Issuance of common stock                               9,990            --
 Contributions from minority interest owners            3,288            --
 Contributions from TCI                                    --        98,967
                                                      -------       -------
         Net cash provided by financing activities     51,936       294,029
                                                      -------       -------
Effect of exchange rate changes on cash and cash
 equivalents                                             (320)           60
                                                      -------       -------
         Net increase (decrease) in cash and cash
           equivalents                                (96,353)       10,674

         Cash and cash equivalents:
           Beginning of period                        133,109         5,736
                                                      -------       -------
           End of period                              $36,756        16,410
                                                      =======       =======

See accompanying notes to financial statements.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

                                June 30, 1996

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

     On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public for aggregate cash consideration of $320.0 million, before deducting related expenses (approximately $18.7 million). At June 30, 1996, TCI owned approximately 83% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding stock.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


In connection with the IPO, TINTA amended and restated its Certificate of Incorporation to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification pursuant to which the 1,000 shares of common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock, $1 par value per share ("Series B Common Stock"). The accompanying consolidated balance sheets of the Company reflect the foregoing amendment and restatement of TINTA's Certificate of Incorporation and the related reclassification. The pro forma net loss per share set forth in the accompanying combined statements of operations for the three and six months ended June 30, 1995 assumes that the 97.5 million shares issued in connection with the above-described change in capital structure were issued and outstanding since January 1, 1995. The historical loss per common share for the three and six months ended June 30, 1996 was computed by dividing the Company's net loss by the weighted average number of common shares outstanding of 118.5 and 118.3, respectively. Common stock equivalents were not included in the weighted average shares outstanding because their inclusion would be anti-dilutive.

During the periods covered by the accompanying financial statements, the most significant entities that were reflected in the Company's financial statements on a consolidated basis were engaged in (i) the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities"), in Buenos Aires, Argentina (since the April 25, 1995 acquisition of a 51% ownership interest in CableVison S.A. and certain affiliated companies ("CableVision"), as further described in note 4) and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming" business) in the UK and other parts of Europe through the Company's majority voting interest in Flextech plc.

The Company maintained a 60.4% ownership interest in Flextech plc (together with its consolidated subsidiaries, "Flextech") through May 1995 and a 48.8% ownership interest from June 1995 through March 1996. Flextech's April 1996 issuance of additional non-voting shares resulted in a decrease in the Company's ownership interest in Flextech's issued and outstanding share capital to 46.5%. Since June 1995, the Company has maintained a 50.9% voting interest in Flextech. See note 4.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

At June 30, 1996, Flextech's most significant consolidated subsidiaries were comprised of its 100% ownership interests in Bravo Classic Movies Limited ("Bravo Ltd."), Starstream Limited ("Starstream"), Flextech Television Limited ("FTV"), the International Family Channel UK (the "Family Channel") and Maidstone Studios Limited, and its 78.7% interest in HSN Direct Joint Venture ("HSN Direct") and its 51% ownership interest in Playboy TV UK/Benelux Limited ("PBTV"). Flextech maintained a 74.9% ownership interest in Starstream through May 1995, and since June 1995, Flextech has maintained a 100% ownership interest in Starstream. Bravo Ltd. owns "Bravo", a provider of "classic" movies and programming. Starstream owns "TCC" (formerly marketed as "The Children's Channel"), a provider of programming oriented to 3-15 year old children. FTV provides management services to various entities engaged in the programming business. PBTV owns "Playboy TV," a provider of adult entertainment. The Family Channel owns The Family Channel, a provider of family entertainment. HSN Direct is engaged in the domestic and foreign "infomercial" business. In April 1996, Flextech acquired the 61% ownership interest in the Family Channel, which Flextech did not already own, and an indirect ownership interest in HSN Direct. See note 4.

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

Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at June 30, 1996.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(2)  Elimination of Reporting Delay
     ------------------------------

     Through the third quarter of 1995, the Company included CableVision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three and six months ended June 30, 1996 include CableVision's and Flextech's results of operations and cash flows for such periods, and the Company's combined statements of operations and cash flows for the three and six months ended June 30, 1995 include (i) Flextech's operating results and cash flows for the three and six months ended May 31, 1995, and (ii) CableVision's operating results and cash flows for the period following the April 25, 1995 acquisition date through June 30, 1995. See note 4.

(3)  Supplemental Disclosures to Statements of Cash Flows
     ----------------------------------------------------

     The Company's cash and cash equivalents are as follows (amounts in thousands):


                                                   June 30,     December 31,
                                   Denomination      1996           1995
                                   ------------    --------     ------------
     TINTA                         U.S. dollars    $    371        46,065
     Subsidiaries:
       Flextech                    UK pounds         35,854        85,163
       CableVision                 Argentine pesos       --         1,837
       Consolidated Puerto Rico
          Entities                 U.S. dollars         531            44
                                                   --------     ---------
                                                   $ 36,756       133,109
                                                   ========     =========

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

     Cash paid for interest was $8.2 million during the six months ended June 30, 1996. Cash paid for interest during the six months ended June 30, 1995, and cash paid for income taxes during the six months ended June 30, 1996 and 1995, was not material.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

  Cash paid (received) for acquisitions is as follows (amounts in thousands):

                                                      Six months ended
                                                           June 30,
                                                      ----------------
                                                       1996      1995
                                                      ------    ------
        Recorded value of assets acquired          $  65,182   546,165
        Issuance of notes payable                     (1,000)  (86,755)
        Liabilities assumed (including
          deferred income tax liabilities
          of $174.7 million in 1995)                 (26,164) (285,574)
        Increase in minority interests in
          equity of subsidiaries due to
          issuance of shares by Flextech             (43,223)       --
                                                    --------  --------
           Cash paid (received) for acquisitions    $ (5,205)  173,836
                                                    ========  ========

        For a description of certain non-cash activities, see notes 4, 5, 8 and 12.

(4) Acquisitions
    ------------

    (a) IFE

        On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in the Family Channel, which Flextech did not already own and (ii) a 100% ownership interest in TVS Television Limited ("TVS"). Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was (Pounds)31.0 million ($47.8 million using the applicable exchange rate), of which (Pounds)3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares have not become convertible into Flextech ordinary shares ("Flextech Ordinary Shares") by that date. The put price per IFE Consideration Share is the greater of (i) (Pounds)3.64 ($5.65) or (ii) the market value of a Flextech Ordinary Share at the time of the exercise of the put option. TINTA has the option to satisfy the put option price in cash or in shares of Series A Common Stock. As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.5%. Due primarily to the Company's contingent purchase obligations under the above-described put option, the Company recognized no gain in connection with the dilution of the Company's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares has been reflected as an increase to "Minority interests in equity of subsidiaries" as set forth in the accompanying June 30, 1996 consolidated balance sheet.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     (b)  HSN Acquisition

          On April 10, 1996, Flextech made an initial capital contribution of (Pounds)525,000 ($815,000) and assumed certain liabilities in connection with the acquisition of an indirect controlling interest in the "infomercial" business of the HSN Direct Joint Venture ("HSN Direct") from the Home Shopping Network, Inc. and certain individuals (the "HSN Acquisition"). In connection with the HSN Acquisition, Flextech loaned $4.9 million to HSN Direct. In exchange for assuming 20% of Flextech's initial capital contribution and the amounts loaned to HSN Direct, TINTA will acquire a 20% indirect ownership interest in the acquired business.

     (c)  Starstream

          In June 1995, Flextech paid (Pounds)9.8 million ($15.3 million using the applicable exchange rate) to acquire the 25.1% minority interest in Starstream not already owned by Flextech. Such payment has been recorded as an intangible asset due to the fact that the minority interests' cost basis in Starstream had previously been reduced to zero. In connection with the aforementioned acquisition of the 25.1% minority interest, Flextech also paid (Pounds)5.3 million ($8.5 million using the applicable exchange rate) to purchase Starstream's unsecured promissory notes. Due to the one-month time delay that was in effect through September 30, 1995, the effects of Flextech's acquisition of the 25.1% minority interest in Starstream have not been reflected in the Company's combined statements of operations and cash flows for the periods ended June 30, 1995. See note 2.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL,INC.
                                 (See note 1)

                         Notes to Financial Statements

     (d)  CableVision

          On April 25, 1995, the Company acquired a 51% ownership interest in CableVision for an adjusted purchase price of $282.0 million, before liabilities assumed and subject to adjustment as further described below (the "CableVision Acquisition"). The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20.0 million deposit) and the Company's issuance of $86.8 million principal amount of secured negotiable promissory notes (the "CableVision Notes") payable to the selling shareholders. See note 10. The Company has an option during the two-year period ended April 25, 1997 to increase its ownership interest in CableVision to up to 80% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates. In connection with the CableVision Acquisition, the Company (i) assumed CableVision's liabilities on April 25, 1995 (approximately $118.6 million), (ii) borrowed $155.2 million from TCI pursuant to a $200.0 million revolving credit facility between the Company and TCI (the "TCI Credit Facility"), and
          (iii) received a $23.5 million capital contribution from TCI. During the third quarter of 1995, the Company used a portion of the proceeds from the IPO to repay the $155.2 million principal amount that was borrowed pursuant to the TCI Credit Facility.

          In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and CableVision has been included in the Company's financial statements since the April 25, 1995 acquisition date. None of CableVision's net liabilities at the April 25, 1995 acquisition date, and none of CableVision's post-acquisition operating results have been allocated to CableVision's 49% minority interest because (i) the minority interest has no obligation to provide any funding to CableVision and (ii) CableVision's liabilities exceeded the minority interest's historical cost basis in CableVision's assets at June 30, 1996. To the extent that CableVision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in CableVision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the six months ended June 30, 1996 and 1995, the Company would have allocated $9.9 million and $2.2 million, respectively, of CableVision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.


                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Unaudited pro forma summarized operating results of the Company assuming the IFE Acquisitions, HSN Acquisition and CableVision Acquisition had been consummated on January 1, 1995, are as follows (amounts in thousands):


                                       Six months ended June 30,
                                       -------------------------
                                          1996            1995
                                       ---------       ---------
     Revenue                           $ 145,674         139,047
                                       =========       =========
     Net loss                          $ (72,699)        (44,998)
                                       ==========      =========

     Pro forma net loss per
         common share                  $    (.61)           (.46)
                                       ===========     =========

     The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the IFE Acquisitions, HSN Acquisition and CableVision Acquisition actually occurred on January 1, 1995.

(5)  Flextech
     --------

     At June 30, 1996, the Company owned 56,340,598 Flextech Ordinary Shares representing 46.5% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (Pounds)5.05 ($7.84) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pounds)284.5 million ($441.8 million) at June 30, 1996.

     On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription"). The Flextech Non-Preference Shares are convertible at the option of the holder into Flextech Ordinary Shares on a one-for-one basis at any time after the Company ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital. The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions." Due to the one-month time delay that was in effect through September 30, 1995, the effects of the Flextech Transactions have not been reflected in the Company's combined statements of operations and cash flows for the periods ended June 30, 1995. See note 2.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Under the terms of the Hallmark Subscription, HC Crown Corp.
     ("Crown"), a subsidiary of Hallmark, purchased 9,322,763 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for (Pounds)48.4 million ($77.2 million using the applicable exchange rate) in cash. In connection with the U S WEST Subscription, (i) U S WEST (UK), a subsidiary of U S WEST, purchased 8,181,392 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for 340,000 convertible redeemable preferred shares of Thomson Directories Limited (the "TDL Securities") and (ii) Flextech borrowed (Pounds)43.7 million ($69.7 million using the applicable exchange rate) pursuant to a bank credit facility (the "Flextech Bank Facility"). See notes 9 and 10. Under certain circumstances, U S WEST (UK) and Crown have the right to require TINTA to purchase the Flextech Ordinary Shares and the Flextech Non-Preference Shares acquired by U S WEST (UK) and Crown pursuant to the Flextech Transactions. See note 13.

(6)  IVS Subsidiary Sale
     -------------------

     The Company consolidates Flextech's ownership interest in IVS Cable Holdings Limited ("IVS"). Prior to the sale of its cable television subsidiaries, IVS was engaged in the construction and operation of cable television and telephony systems in the U.K. On October 17, 1995, IVS completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of (Pounds)62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Following the IVS Subsidiary Sale, IVS's only remaining cable television asset consisted of its 59.2% ownership interest in Jersey Cable Limited ("Jersey"), which owns the cable television franchise for the area of Jersey, Channel Islands. Flextech, which, at the time, indirectly owned 91.7% of IVS, received (Pounds)59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, (i) Flextech paid (Pounds)3.3 million ($5.1 million) (the majority of which was not paid until 1996) to acquire the remaining minority interest in IVS that was not already owned by Flextech (the "IVS Minority Interest Buyout"), (ii) IVS received cash and notes receivable aggregating (Pounds)663,000 ($1.0 million) as consideration for the sale of Flextech's ownership interest in Jersey to the former minority interest owners of IVS (the "Jersey Sale"), and (iii) IVS received (Pounds)643,000 ($999,000) in repayment of Jersey's intercompany payable to IVS. Flextech's aggregate $1.7 million loss (before deducting the minority interests' share) on the Jersey Sale and the IVS Minority Interest Buyout was reflected as a reduction of the $52.8 million non-operating gain (before deducting the minority interests' share) that was recognized by the Company during the fourth quarter of 1995 in connection with the IVS Subsidiary Sale. Other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not anticipated that any significant portion of Flextech's share of the cash proceeds from the IVS Subsidiary Sale will be distributed or otherwise made available to TINTA.

(7)  Investment in TeleWest
     ----------------------

     At January 1, 1995, TCI and certain affiliates of U S WEST (the "U S WEST Affiliates") each indirectly held approximately 36% of the ordinary shares (assuming no conversion of the convertible preference shares) and approximately 38% of the total outstanding ordinary and convertible preference shares of TeleWest Communications Cable Limited (formerly TeleWest Communications plc) ("Old TeleWest").

                                                                     (continued)

                           TELE-COMMUNICATIONS, INC.
                                 (See note 1)

                        Notes to Financial Statements


     During the second quarter of 1995, the Old TeleWest shares owned by the Company and the U S WEST Affiliates were contributed to TW Holdings, L.L.C. ("TW Holdings"), an entity in which the Company and the U S WEST Affiliates each hold a 50% ownership interest.

     On October 3, 1995, the merger of Old TeleWest and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, TeleWest (formerly TeleWest plc), acquired all of the outstanding share capital of Old TeleWest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 38% indirect ownership interest in Old TeleWest into a 26.8% indirect ownership interest in TeleWest. As a result of the SBCC Transaction, and the associated dilution of the Company's ownership interest in TeleWest, the Company recognized a non-cash gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, TeleWest issued U.S. dollar denominated senior debentures having an aggregate principal amount at maturity of $1.8 billion (the "TeleWest Debentures"). As a result of such issuance, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause TeleWest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the TeleWest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the six months ended June 30, 1996, TeleWest experienced a $72.8 million foreign currency transaction loss resulting from the translation of the TeleWest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value.


     At June 30, 1996, the Company, indirectly owned, through TW Holdings, 132,638,250 or 26.7% of the issued and outstanding non-voting TeleWest convertible preference shares and 246,111,750 or 26.8% (assuming no conversion of the TeleWest convertible preference shares) of the issued and outstanding TeleWest ordinary shares. On June 30, 1996, the reported closing price on the London Stock Exchange of TeleWest's ordinary shares was (Pounds)1.615 ($2.51).

     The functional currency of TeleWest is the UK pound sterling. The average exchange rate used to translate the Company's share of TeleWest's operating results from UK pounds to U.S. dollars was 1.5327 to 1 and 1.5965 to 1 during the six months ended June 30, 1996 and 1995, respectively. The spot rate used to translate the Company's share of TeleWest's net assets from UK pounds to U.S. dollars was 1.5529 to 1 and 1.5530 to 1 at June 30, 1996 and December 31, 1995, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Summarized unaudited results of operations of TeleWest are as follows (amounts in thousands):

                                                        Six months ended
                                                             June 30,
                                                      --------------------
                                                       1996(1)       1995
                                                      ---------  ---------

        Revenue                                       $ 204,164     88,446
        Operating, selling, general and
         administrative expenses                       (215,036)  (108,067)
        Depreciation and amortization                  (103,524)   (38,808)
                                                      ---------  ---------
                  Operating loss                       (114,396)   (58,429)

        Interest income                                  17,578      9,683
        Share of losses of affiliates                   (11,457)    (9,001)
        Interest expense                                (79,933)    (3,916)
        Foreign currency transaction loss               (72,825)    (8,380)
        Other, net                                           23         21
                                                      ---------  ---------

                  Net loss                            $(261,010)   (70,022)
                                                      =========  =========
        _____________________

        (1) TeleWest's summarized unaudited results of operations for the six months ended June 30, 1996 reflect the effects of the above-described SBCC Transaction.

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

     In this regard, the Company is obligated to make further loans to or investments in certain of the Other Affiliates. At June 30, 1996, the aggregate U.S. dollar equivalent of the unfunded portion of such commitments was $63.9 million, of which $15.5 million represented commitments of Flextech.

     The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At June 30, 1996, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $26.8 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. See note 12.

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

     Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 12.

     The following table reflects the Company's carrying value (including receivables) and share of earnings (losses) of the Other Affiliates (amounts in thousands):



                                                                                                   Share of earnings (losses)
                                                               Carrying value                   -------------------------------
                                                     ----------------------------------            Six months ended June 30,
                                                       June 30,          December 31,           -------------------------------
                                                        1996                 1995                    1996             1995
                                                     ------------      ----------------         -------------     -------------
     Flextech Affiliates (a)                          $  114,790             123,156                 (7,307)           (7,019)
     Multithematiques S.A.
      ("Multithematiques") (b)                            86,055              89,705                 (3,015)               --
     TINTA/Liberty LLC (c)                                75,339              29,118                 (2,783)               --
     Bresnan International Partners
      (Chile), L.P. ("BIP Chile") (d)                     55,052              59,286                 (4,124)           (1,736)
     Jupiter Telecommunications
      Co., Ltd. ("Jupiter") (e)                           37,749              16,268                 (4,737)           (2,642)
     United International
      Investments ("UII")                                 25,791              26,293                   (169)           (1,499)
     Bresnan International Partners
      (Poland), L.P.                                      22,090              16,739                 (1,527)             (307)
     TeleWest Europe Group
      ("TeleWest Europe") (f)                                 --             (16,800)                    --             2,386
     Asia Business News (Singapore)
      PTE Ltd.                                            11,432              10,472                 (4,698)           (2,851)
     DMX , Inc.("DMX ") (g)                                2,183               6,981                 (5,004)           (6,213)
     Other                                                (6,350)             (7,085)                (3,472)           (2,462)
                                                     ------------      ----------------         -------------     -------------
                                                      $  424,131             354,133                (36,836)          (22,343)
                                                     ============      ================         =============     =============

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

(a)  Flextech Affiliates

     At June 30, 1996, the "Flextech Affiliates" were comprised of European Business News Partners (30%-owned by Flextech), HIT Entertainment plc (28%- owned by Flextech), Preview Investments B.V. ("Preview") (33%-owned by Flextech), Scottish Television plc ("STV") (20%-owned by Flextech), UK Gold Television Limited ("UKGL") (25%-owned by Flextech) and UK Living Limited ("UKLL") (31%-owned by Flextech). In April 1996 Flextech acquired the 61% interest in the Family Channel, which Flextech did not already own. See note 4. Prior to such acquisition, the "Flextech Affiliates" also included Flextech's 39% interest in the Family Channel.

(b)  Multithematiques

     On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in Multithematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Generale d'Images S.A. ("GDI") (the "Multithematiques Transaction"). TINTA also has agreed to contribute to Multithematiques FF105.0 million ($20.3 million), FF100.0 million ($19.3 million) and FF164.0 million ($31.7 million) no later than December 13, 1996, February 13, 1997 and December 13, 1997, respectively.

     Whereas Canal + and GDI are not required to make additional contributions on a pro rata basis, TINTA's obligation to make the above-described additional FF369.1 million ($71.3 million) has been viewed as additional consideration to be paid by TINTA to acquire its one-third interest in Multithematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such future contributions (using a discount rate of 10%) has been reflected as a liability (the "Multithematiques Obligation") in the accompanying balance sheets. As the Multithematiques Obligation is denominated in French francs, the Company will experience realized and unrealized foreign currency transaction gains and losses with respect to the Multithematiques Obligation. During the six months ended June 30, 1996, the Company experienced a $3.1 million unrealized foreign currency transaction gain with respect to the Multithematiques Obligation.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

(c)  TINTA/Liberty LLC

     Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corp. formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture") to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by TINTA/Liberty LLC, a limited liability company owned by TINTA and Liberty (the "LLC"). As of June 30, 1996, TINTA had contributed to the LLC $49 million and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian Sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30.0 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by the Sports Venture). The carrying value and the Company's share of earnings (losses) of Torneos prior to its contribution to the LLC have been included with the LLC in the above table.

     TINTA is obligated to make additional cash contributions totaling $29 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon the delivery of such stock to the LLC, which delivery is expected to occur in 1996, News Corp. is entitled to receive from the LLC $20 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

     On April 19, 1996, TINTA, Torneos and the two individual shareholders of Torneos entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA will acquire worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games). In addition, it is the intention of TINTA and Torneos to form a joint venture company (50/50) to be the exclusive agent and distributor of two sports channels (to be formed by the Sports Venture) in Argentina, Bolivia, Paraguay and Uruguay. The Company's obligations under the TINTA/Torneos Sports Agreement are subject to the completion of TINTA's due diligence, which is expected to occur in the third quarter of 1996.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     On May 8, 1996, Tele Red Imagen S.A. ("TRISA") filed for and was granted the Argentine equivalent of a temporary restraining order ("TRO") with respect to the portion of the TINTA/Torneos Sports Agreement dealing with Futbol de Primera in the interior of Argentina. Such TRO was dismissed on May 23, 1996.

     The parties anticipate that TINTA will assign to the Sports Venture the portions of the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture. The minimum periodic payments associated with any sports rights to be so assigned has not yet been determined.

(d)  BIP Chile

     On February 7, 1996, BIP Chile's 50%-owned affiliate, Cordillera Comunicaciones Limitada ("Cordillera"), and Compania de Telecomun-icaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provide for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million ($101.4 million of which has been received by Cordillera). Subject to any applicable legal or contractual restrictions, it is anticipated that some portion of BIP Chile's 50% share of such cash proceeds may be used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. As a result of the foregoing transactions, CTC will (i) service 77 analog channels and any additional channels required by Metropolis-Intercom, (ii) expand and operate the Distribution Assets and (iii) provide technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The Chile Restructuring Agreements contemplate that the aforementioned service agreement will have a term of 30 years (with an option to renew) and that the associated payments to CTC will reflect the number of channels provided, the current market conditions and the agreed valuation of the underlying assets.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

(e)  Jupiter

     On January 18, 1995, the Company and Sumitomo Corporation ("Sumitomo"), a company incorporated in Japan, formed Jupiter for the purpose of owning and operating cable television and telephony businesses in Japan and other parts of Asia. The Company and Sumitomo own 40% and 60%, respectively, of Jupiter. The functional currency of Jupiter is the Japanese yen ("(Yen)").

     Through June 30, 1996, the Company had made aggregate contributions to Jupiter of (Yen)5.0 billion ($49.7 million at the applicable exchange rates). Based on the original business plan, the Company, at June 30 1996, was obligated to pay (Yen)200 million ($1.8 million) to Sumitomo by March 31, 1997. As a result of a number of recent developments which management believes are favorable to Jupiter, the Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter.

(f)  TeleWest Europe

     The Company, effective January 1, 1996, discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. Accordingly, the Company's negative investment in TeleWest Europe has been classified within "Other investments" in the Company's June 30, 1996 consolidated balance sheet. See note 9.

(g)  DMX

     Prior to May 1996, the Company owned 49% of the outstanding stock of DMX Europe N.V. ("DMX Europe"). DMX owned the remaining 51% interest in DMX Europe. TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA, was formed to hold the Company's ownership interest in DMX Europe. In May 1996, TCI-E merged with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company exchanged all of its shares of TCI-E common stock for 10,841,624 shares or 18% of DMX common stock. Including shares of DMX common stock owned by the Company, TCI owned 45% of the issued and outstanding DMX common stock at June 30, 1996. In consideration of TCI's overall percentage interest in DMX, the Company accounts for DMX using the equity method. At June 30, 1996, the market value of the DMX common stock was $1.25 per share.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements
Other

Jupiter Programming Co., Ltd.

In February 1996, the Company and Sumitomo formed a joint venture that will create Japan's first multi-channel programming company. The new company, which is called Jupiter Programming Co., Ltd. ("JPC"), is owned equally (50/50) by the Company and Sumitomo. As of June 30, 1996, the Company has made contributions to JPC of (Yen)300.1 million ($2.8 million using the applicable exchange rate). Additionally, the Company and Sumitomo will contribute their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company will make an equalizing payment in the amount of (Yen)444 million ($4.1 million) in connection with the above-described contribution of the Cable Soft Network.

Mundo Ole Joint Venture

In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole Investments LDC ("Ole") for the launch of "Mundo Ole," a digital satellite delivered channel broadcast to Latin America and Brazil. Such agreement in principle proposes that Flextech and Ole will enter into a 50/50 joint venture, which joint venture will in turn hold 65% of the new channel, with the balance being held by HBO Ole Partners, a joint venture between Sony Entertainment, Time Warner and Ole. If the transaction were to proceed, it is anticipated that Flextech would have a funding commitment to the joint venture. The amount of such commitment has not yet been determined.

Summarized unaudited results of operations of the Other Affiliates for the periods in which they were owned by the Company are as follows (amounts in thousands):


                                                       Six months ended
                                                            June 30,
                                                     ----------------------
                                                      1996            1995
                                                     -------         ------
      Combined Operations
      -------------------
      Revenue                                      $ 260,383        218,831
      Operating, selling, general and
        administrative expenses                     (270,220)      (223,982)
      Depreciation and amortization                  (36,207)       (25,328)
                                                   ----------     ----------

               Operating loss                        (46,044)       (30,479)

      Interest expense                               (19,311)       (22,243)
      Other, net                                      (6,802)        (4,705)
                                                  -----------     ----------
               Net loss                           $  (72,157)       (57,427)
                                                  ===========     ==========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements
(9)  Other Investments
     -----------------

     The components of other investments are set forth below (amounts in thousands):



                                                 June 30,           December 31,
                                                   1996                 1995
                                                 -------            ------------

           TDL Securities (a)                   $ 67,790               67,794
           Certificates of deposit (b)            23,604                   --
           TeleWest Europe (c)                   (15,017)                  --
           Other                                  13,035               16,045
                                                --------              -------
                                                $ 89,412               83,839
                                                ========              =======



     (a)  TDL Securities

          The TDL Securities were acquired by Flextech in connection with the U S WEST Subscription. Flextech's rights to require U S WEST (UK) to repurchase the TDL Securities under a put/call agreement are pledged as security for the Flextech Bank Facility. On July 8, 1996, U S WEST
          (UK) purchased the TDL Securities at a price per share of (Pounds)
          128.39 ($199.38). See notes 5, 10 and 14.

     (b)  Certificates of Deposit

          During the second quarter of 1996 Bravo Ltd. invested its excess cash in certificates of deposit with a weighted average interest rate of 5.97% and maturities of up to one year.

     (c)  TeleWest Europe

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


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

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

               In connection with the execution of the above-described agreement, the Company and U S WEST Europe agreed to initiate a course of action designed to result in the liquidation and dissolution of TeleWest Europe. In light of the terms of the above-described agreement and the partners' agreement to pursue the liquidation and dissolution of TeleWest Europe, the Company, effective January 1, 1996 discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. Accordingly the Company's negative investment in TeleWest Europe has been reclassified to "Other investments" within the June 30, 1996 consolidated balance sheet.

               During the first quarter of 1996, the Company received a $4.1 million payment from UPC in satisfaction of the Company's receivable from Swedish Cable that had been included in the Company's negative investment in TeleWest Europe. Such payment has been included in "Other, net" in the accompanying consolidated statement of operations for the six months ended June 30, 1996.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements
(10) Debt
     ----

     The components of debt are as follows (amounts in thousands):

                                         June 30,              December 31,
                                           1996                   1995
                                       ------------            -----------

     TINTA:
       Debentures (a)                   $345,000                     --
       CableVision Notes (b)              39,040                   65,066
                                       ----------                 -------
                                         384,040                   65,066
                                       ----------                 -------

      Subsidiaries:
        Flextech
          Flextech Bank Facility (c)      67,791                   67,794
          STV Bank Credit Facility (d)        --                       --
          Other                            1,000                       --
                                       ---------                  -------
                                          68,791                   67,794
                                       ---------                  -------
      CableVision
          Bank loans (e)                  47,843                   58,166
          Other                            1,352                    1,692
                                       ---------                  -------

                                          49,195                   59,858
                                       ---------                  -------

                                        $502,026                  192,718
                                       =========                  =======


     (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures may be redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). See note 12.

     (b) The CableVision Notes are secured by the Company's pledge of the stock representing its 51% interest in CableVision. The CableVision Notes bore interest at 10% until May 1, 1996, when interest began to accrue at a bank's prime rate plus 1% (9.25%). The CableVision Notes are scheduled to be repaid in equal monthly installments through March 31, 1997. See note 4.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     (c) Represents the U.S. dollar equivalent of the aggregate outstanding borrowings ((Pounds)43.7 million) pursuant to the Flextech Bank Facility. Flextech entered into the Flextech Bank Facility in connection with the U S WEST Subscription. Borrowings pursuant to the Flextech Bank Facility (i) mature on June 5, 1998, (ii) are secured by Flextech's rights under a put/call agreement, which, among other matters, provides that Flextech has the right to require U S WEST (UK) to repurchase the TDL Securities and (iii) bear interest at a variable rate (6.5% at June 30, 1996). On July 8, 1996, US West (UK) purchased the TDL Securities. Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Credit Facility. See notes 5, 9 and 14.

     (d) Flextech entered into a second bank credit facility on August 30, 1995 (the "STV Bank Facility"). Borrowings pursuant to the STV Bank Facility are secured by the ordinary shares of STV that are owned by Flextech, and bear interest at variable rates. Subject to certain conditions, the STV Bank Facility provides for borrowing availability through August 30, 1998 not to exceed the lesser of (i) (Pounds)28.0 million ($43.5 million) or (ii) 66.67% of the market value of the STV ordinary shares that are pledged as security for the STV Bank Facility. Flextech is also required to make quarterly payments with respect to an annual commitment fee of 3/8% of the unborrowed funds. See note 8.

     (e) Represents CableVision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of CableVision's bank debt at June 30, 1996 was 7.68%. Borrowings of approximately $32.3 million are secured by credit card collections of subscriber fees and the remaining outstanding balance is unsecured. Of the outstanding borrowings at June 30, 1996, $27.8 million and $20.0 million mature during the remainder of 1996 and the year ended December 31, 1997, respectively.

     With the exception of the Debentures, which had a fair value of $298.0 million at June 30, 1996, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at June 30, 1996.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     As described above, the Tax Sharing Agreement was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TINTA is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TINTA to the extent that the TINTA Tax Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by the TINTA Tax Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax bases of assets are inventoried and tracked for the entities comprising the TINTA Tax Group. See note 12.

(12) Related Party Transactions
     --------------------------

     Due from TCI

     Prior to April 25, 1995 (when TINTA borrowed $155.2 million under the TCI Credit Facility to provide funding for the CableVision Acquisition, as described in note 4), the effects of transactions between the Company and TCI (other than those involving the Company's deferred income taxes) were reflected in equity. From April 25, 1995 through the July 18, 1995 closing date of the IPO (see note 1), (i) cash advances from TCI that were used to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates were accounted for as adjustments of the outstanding borrowings under the TCI Credit Facility and (ii) the net effect of all remaining transactions between the Company and TCI (other than those involving the Company's deferred income taxes) were accounted for as a capital contribution from TCI. Following the July 18, 1995 IPO, the effects of all transactions between the Company and TCI have been reflected as intercompany payables or receivables to be settled (i) in the case of certain non-cash income tax and stock compensation allocations (the Non-Cash Intercompany Account"), at some future date (as described below),
     (ii) in the case of amounts outstanding pursuant to the TCI Note Receivable (see note 10), as mutually agreed from time to time by TCI and TINTA, and
     (iii) in the case of all other intercompany transactions, within thirty days following notification (the "Cash Intercompany Account"). Any amounts within the Cash Intercompany Account that remain outstanding after such thirty-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TCI Credit Facility. The components of "Due from
     (to) TCI" are as follows (amounts in thousands):

                                             June 30,           December 31,
                                              1996                 1995
                                            ----------         -------------

     TCI Note Receivable (a)                $269,630                   --
     TCI Credit Facility (b)                      --                   --
     Non-Cash Intercompany Account (c)         3,948                2,990
     Cash Intercompany Account                (2,607)              (2,618)
                                            ---------             --------
                                             $270,971                  372
                                            =========             ========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     (a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at June 30, 1996). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the six months ended June 30, 1996, interest income related to the TCI Note Receivable aggregated $6.9 million.

     (b) The TCI Credit Facility is a subordinated unsecured revolving credit facility that provides for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. From the April 25, 1995 closing date of the CableVision Acquisition through the July 18, 1995 closing date of the IPO, TINTA used borrowings pursuant to the TCI Credit Facility to provide a portion of the funding for the CableVision Acquisition and to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates. Subsequent to TINTA's July 18, 1995 receipt of the IPO proceeds, TINTA used $184.6 million of such cash proceeds to repay the principal and interest owed to TCI at July 18, 1995 pursuant to the TCI Credit Facility. See notes 1 and 4.

         Borrowings under the TCI Credit Facility, together with all accrued interest thereon, will be payable in full on April 25, 2000. Prior to April 25, 2000, borrowings repaid by TINTA under the TCI Credit Facility will be available for reborrowing, subject to certain conditions to borrowing. Borrowings under the TCI Credit Facility bear interest at 13% per annum. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice. Upon the closing of the IPO, the Company paid a $2.0 million commitment fee to TCI. Additionally, the Company pays TCI an annual credit facility fee in an amount equal to .375% of the unused borrowing availability under the TCI Credit Facility.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     (c) At June 30, 1996, the Non-Cash Intercompany Account was comprised of $1.0 million due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $4.9 million due from TCI with respect to the allocation of current intercompany income tax benefits pursuant to the Tax Sharing Agreement (the "TCI Tax Receivable"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. See note 11. As described below, changes in the TCI Compensation Liability have been included in the accompanying statements of operations.

     Other Related Party Transactions

     Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of TINTA have been recorded in the accompanying financial statements, but are subject to future adjustments based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Such estimates resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $(958,000) and $742,000 during the six months ended June 30, 1996 and 1995, respectively.

     TCI allocates its corporate expenses to its business units based upon the estimated cost of general and administrative services provided to the respective divisions. The amounts allocated to the Company for the six months ended June 30, 1996 and 1995 aggregated $1.5 million and $926,000, respectively. Following the completion of the IPO, such allocations were made pursuant to a services agreement between TCI and TINTA.

     The Consolidated Puerto Rico Entities purchase programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Consolidated Puerto Rico Entities, aggregated $2.2 million and $1.6 million during the six months ended June 30, 1996 and 1995, respectively. Through December 31, 1995, the Consolidated Puerto Rico Entities also had management arrangements with certain subsidiaries of TCI whereby such subsidiaries' management provided administrative services. As compensation for these services, the Consolidated Puerto Rico Entities paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $295,000 during the six months ended June 30, 1995. The above-described programming and management fee charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.


                                                                     (continued)

                   TELE-COMMUNICATIONS, INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     CableVision purchases programming services from certain affiliates. The related charges generally are based upon the number of CableVision's subscribers that receive the respective services. During the six months ended June 30, 1996 and 1995, such charges aggregated $7.6 million and $1.7 million, respectively. Additionally, certain of CableVision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2.0 million and $152,000 during the six months ended June 30, 1996 and 1995, respectively. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

     As further described in notes 7, 8 and 13, certain subsidiaries of TCI have provided guarantees and other credit enhancements on the Company's behalf. In this respect, the Company has entered into an indemnification agreement with TCI whereby the Company will indemnify TCI for any loss, claim or liability that TCI may incur by reason of certain guarantees and credit enhancements made by TCI on the Company's behalf.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Flextech has a production and output agreement with Hallmark Entertainment, Inc., a subsidiary of Hallmark ("Hallmark Entertainment"), whereby Hallmark Entertainment will, on behalf of Flextech, produce in Europe for Flextech up to 30 made-for-television films and six animated projects for use in both the UK and certain European territories. In addition, Flextech has entered into an agreement to acquire UK television rights to 70 made-for-television movies, 6 mini-series and four other series from Hallmark Entertainment's U.S. network television production output through August 1996 (collectively, the "Hallmark Programming"). Through June 30, 1996, Hallmark Programming with an aggregate contractual value of (Pounds)16.4 million ($25.5 million) has been delivered to Flextech. At June 30, 1996, it is estimated that Flextech's remaining commitments to purchase Hallmark Programming will range from (Pounds)6.8 million ($10.6 million) to (Pounds)15.4 million ($23.9 million). Flextech also has agreed to purchase certain programming from STV during the next two years. Flextech's aggregate remaining obligations at June 30, 1996 under such STV programming agreements were expected to range from (Pounds)2.3 million ($3.6 million) to (Pounds)7.3 million ($11.3 million).

     The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $58.0 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150.0 million. If the Company's net worth (as defined) were to fall below $150.0 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee.

     On November 20, 1995, TINTA announced its intention to form a strategic partnership with News Corp. and two of Latin America's leading media companies for the purpose of developing and operating a direct-to-home satellite service for the Latin American region. TINTA has also agreed to form similar partnerships with News Corp. and local media companies in the North American (primarily Mexico) and Brazilian regions. The Latin American, North American and Brazilian partnerships are collectively referred to as the "DTH Ventures". At June 30, 1996, TINTA had contributed $2.6 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $65 million over the next three years in connection with the DTH Ventures.

     For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 7 and 8.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

     Certain of the agreements underlying the Flextech Transactions (see note 5) provide that if the Flextech Non-Preference Shares do not become convertible by June 1, 1997, Crown and/or U S WEST (UK) can require the Company, at any time, to purchase all of their Flextech Non-Preference Shares for a price equal to the then current market price per share of the Flextech Ordinary Shares.

     If at any time (i) the aggregate of the amount of Flextech securities held by the Company and the remaining amount of Crown's and U S WEST (UK)'s interest in Flextech acquired pursuant to the Hallmark Subscription and the U S WEST Subscription exceeds 75% of Flextech's issued and outstanding share capital, or (ii) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from Crown and U S WEST (UK) any Flextech Ordinary Shares or Flextech Non-Preference Shares held by them and which were originally acquired pursuant to the Hallmark Subscription or the U S WEST Subscription, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares or Flextech Non-Preference Shares during the preceding 12 month period.

     In the event the Company is required to purchase any Flextech Non-Preference Shares or Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

     TINTA assumed a similar put obligation with respect to certain Flextech Non-Preference Shares that were issued in connection with Flextech's acquisition of the 61% ownership interest in the Family Channel, which Flextech did not already own. See note 4.

     In light of certain change of control provisions contained in the articles of association of UKGL and UKLL, TCI has agreed to maintain an indirect voting interest of at least 50.01% in a wholly-owned subsidiary of Flextech so long as Flextech continues to hold its ownership interests in UKGL and UKLL. Under Flextech's Articles of Association, if TINTA becomes obligated to purchase any of the Flextech Non-Preference Shares (as described above) and fails to complete such purchase within 12 months from the date such purchase is required to be completed, such Flextech Non-Preference Shares shall become convertible into Flextech Ordinary Shares whether or not TCI ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     In connection with Flextech's August 1995 acquisition of a 33.3% ownership interest in Preview, Flextech entered into a shareholders' agreement with Infinity Investments B.V. ("Infinity"), the owner of the remaining 66.7% interest in Preview, pursuant to which Flextech will have the right to require Infinity to sell to Flextech (the "Call Option"), and Infinity will have the right to require Flextech to purchase (the "Put Option"), Infinity's entire interest in Preview at a price equal to a multiple of the average of Preview's consolidated profit (before interest and taxes) for the fiscal years ended May 31, 1998, 1999 and 2000, subject to a maximum purchase price of NGL 100.0 million ($58.4 million) and a minimum purchase price of NGL 50.0 million ($29.2 million). The Call Option and the Put Option are exercisable at any time between June 1, 2000 and December 31, 2000, subject to the approval of Flextech's shareholders, if such approval is required under the Listing Rules of the London Stock Exchange at the time of exercise. If the Put Option is exercised and Flextech's shareholders do not give such approval, Flextech has agreed to pay NGL 5.0 million ($2.9 million) to Infinity, though in this case, the last date for exercise of the Call Option will be extended to December 31, 2002, and such payment will be treated as a (Pounds)2.0 million ($3.1 million) payment on account of the purchase price payable upon exercise of the Call Option.

     As previously reported, TINTA has adopted, subject to shareholder approval, the Tele-Communications International, Inc. 1995 Stock Plan (the "1995 Plan"). In addition, on April 11, 1996, the Board of Directors of TINTA adopted a stock option plan for the Company's directors (the "Director Plan"). The Director Plan provides for grants to be made of options to purchase a maximum of one million shares of Series A Common Stock. Under the Director Plan, each of the Company's five directors who were not employees of the Company or any subsidiary of the Company as of April 11, 1996 has been granted, subject to stockholder approval of the Director Plan, an option to purchase 50,000 shares of Series A Common Stock. The options vest evenly over a five year period. At June 30, 1996 there were 1,642,000 shares of Series A Common Stock reserved for issuance pursuant to grants under the 1995 Plan and the Director Plan.

     Flextech has granted to certain employees under its 1992 and 1995 stock option schemes, options to purchase approximately (i) 535,000 Flextech Ordinary Shares at a per share price of (Pounds)3.24 ($5.03), (ii) 500,000 Flextech Ordinary Shares at a price per share of (Pounds)5.03 ($7.81),
     (iii) 150,000 Flextech Ordinary Shares at a price per share of (Pounds)3.775 ($5.86) and (iv) 15,000 Flextech Ordinary Shares at a price per share of (Pounds)5.06 ($7.86) (the "Flextech Milestone Options"). The Flextech Milestone Options are exercisable during various periods from 1997 to 2006, only if certain performance conditions are satisfied. As none of the performance conditions have been satisfied, Flextech has not yet recorded any compensation expense with respect to the Flextech Milestone Options. The Company is unable to predict the extent, if any, that compensation expense will be incurred with respect to the Flextech Milestone Options.

     In July 1995, Flextech shareholders approved the adoption of a sharesave scheme (the "Sharesave Scheme") that, under certain circumstances, could cause Flextech to record compensation expense. At June 30, 1996, approximately 133,000 Flextech Ordinary Shares had been granted to employees under the Sharesave Scheme. Through June 30, 1996, compensation expense with respect to the Sharesave Scheme was not material.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                        Notes to Financial Statements

(14) Subsequent Events
     -----------------

     On July 8, 1996, US WEST (UK) purchased the TDL Securities at a price per share of (Pounds) 128.39 ($199.38). Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Credit Facility. See notes 5,9 and 10.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Management's Discussion and Analysis  of Financial Condition and
- - ----------------------------------------------------------------
  Results of Operations
  ---------------------

General
- - -------

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

     As described in greater detail below, the Company reported net losses of $(70.6 million) and $(46.3 million) during the six months ended June 30, 1996 and 1995, respectively. The Company expects to incur net losses for the foreseeable future due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

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

     On April 22, 1996, Flextech acquired from IFE (i) the 61% ownership interest in the Family Channel, which Flextech did not already own and (ii) a 100% ownership interest in TVS. On April 10, 1996, Flextech acquired an indirect controlling interest in the "infomercial" business of HSN Direct. For a more detailed description of these transactions, see note 4 to the accompanying financial statements. The Family Channel, TVS and HSN Direct have been included in the Company's financial statements since their respective dates of acquisition. Flextech's 51%-owned subsidiary, PBTV, commenced operations in November 1995 with the launch of Playboy TV. The following table sets forth summary information with respect to the results of operations for the Family Channel, TVS and HSN Direct (as adjusted for the effects of purchase accounting) from the respective acquisition dates through June 30, 1996 and PBTV from January 1, 1996 through June 30, 1996 (amounts in thousands):

     Revenue                              $   6,843
     Operating costs and expenses           (12,342)
     Depreciation and amortization           (3,867)
                                         ----------
     Operating loss                       $  (9,366)
                                         ==========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


General (continued)
- - -------------------

     On April 25, 1995, the Company acquired a 51% ownership interest in CableVision. In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and CableVision has been included in the Company's financial statements since the April 25, 1995 acquisition date. At June 30, 1996, CableVision owned cable television systems serving approximately 450,000 basic subscribers. The following table sets forth summary information with respect to CableVision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (amounts in thousands):



                                                                 April 25, 1995
                                       Six months ended              through
                                        June 30, 1996             June 30, 1995
                                      ------------------         --------------
Revenue                               $ 88,174     100%         $29,956    100%
Operating costs and expenses
  before depreciation and
  amortization                         (50,767)    (58%)        (17,686)   (59%)
                                       --------    -----        --------   -----
Operating income before
  depreciation and amortization(1)      37,407      42%          12,270     41%
Depreciation and amortization          (18,146)    (20%)         (5,884)   (20%)
                                       --------    -----        --------   -----

Operating income                      $ 19,261      22%        $  6,386     21%
                                       ========    =====        ========   =====
- - ----------------
(1) Operating income before depreciation and amortization ("Operating Cash Flow") is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

     Through the third quarter of 1995, the Company included CableVision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three and six months ended June 30, 1996 include CableVision's and Flextech's results of operations and cash flows for such periods, and the Company's combined statements of operations and cash flows for the three and six months ended June 30, 1995 include (i) Flextech's operating results and cash flows for the three and six months ended May 31, 1995, and (ii) CableVision's operating results and cash flows for the periods following the April 25, 1995 acquisition date through June 30, 1995. See note 4 to the accompanying financial statements.

     The IFE Acquisitions, HSN Acquisition, CableVision Acquisition and the
launch of Playboy TV detract from the period to period comparability of revenue
and expense amounts.   See  "Material Changes in Results of Operations" below.
                            ------------------------------------------
Similarly, these acquisitions and certain other transactions have also impacted the Company's liquidity and capital resources. See "Material Changes in
                                                    -------------------
Financial Condition" below.
- - -------------------                                                  (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations
- - -----------------------------------------

     Revenue
     -------

     Cable revenue increased $59.7 million or 146% during the six months ended June 30, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the CableVision Acquisition, as described under "General" above. An increase in the revenue of the
                    -------
Consolidated Puerto Rico Entities accounted for the remaining increase in cable revenue.

     The areas serviced by CableVision are also serviced by other cable providers. During the second quarter of 1996 one of these cable providers began offering cable services at rates substantially below that charged by CableVision. The Company cannot predict the impact competition will have on CableVision's result of operations.

     Programming revenue increased $15.9 million or 80% during the six months ended June 30, 1996, as compared to the corresponding prior year period. A significant portion of such increase is attributable to the inclusion of the Family Channel, HSN Direct, PBTV and TVS in the Company's results of operations, as described under "General" above. Additionally, 33% and 13% increases in the
                   ---------
revenue generated by Bravo Ltd. and Starstream, respectively, contributed to such increase. Substantially all of the increase in Bravo Ltd's revenue is attributable to a 23% gain in the viewership of Bravo and to an increase in the revenue per viewer of Bravo. The higher revenue per viewer of Bravo is primarily attributable to a price increase in April 1996 and to increased advertising revenue. The increase in Starstream's revenue is primarily attributable to an increase in the average price received for TCC, as TCC's viewership was relatively constant during the 1996 and 1995 periods. In connection with Flextech's August 1995 acquisition of an ownership interest in a programming service that has a target audience in Holland similar to that of TCC, it was agreed that, effective January 1, 1996, TCC would discontinue providing service to approximately 850,000 viewers in Holland. The January 1, 1996 loss of such viewers in Holland largely offset the viewership gains experienced by TCC through December 31, 1995. Approximately $2.2 million of the remaining increase in programming revenue is attributable to fees received pursuant to a management agreement, which was terminated in July 1996.

     Operating Costs and Expenses
     ----------------------------

     Cable operating costs and expenses increased $32.2 million or 118% during the six months ended June 30, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the CableVision Acquisition, as described under "General" above. An increase in the
                                             -------
operating costs and expenses of the Consolidated Puerto Rico Entities accounted for the remaining increase in cable operating costs and expenses.

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

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     Programming operating costs and expenses increased $19.7 million or 79% during the six months ended June 30, 1996, as compared to the corresponding prior year period. Such increase is attributable to (i) the inclusion of the Family Channel, HSN Direct, PBTV and TVS in the Company's 1996 results of operations, as described under "General" above, and (ii) increased programming
                               ---------
costs. Increases in programming costs are attributable to (i) the amortization of the cost of programming rights acquired by Flextech in 1995 and 1996 pursuant to an agreement with Hallmark Entertainment and (ii) the acquisition of higher quality programming for Bravo and TCC as a part of Flextech's efforts to increase the viewership of such services. It is anticipated that the amortization of the costs associated with the programming delivered by Hallmark Entertainment and STV will represent a significant component of programming costs and expenses in future periods. For information concerning Flextech's commitments pursuant to such programming rights agreements, see note 13 to the accompanying financial statements.

     During the second quarter of 1996, the Company revised its estimate of future revenue to be earned from certain programming rights. As a result of such revisions, the Company has recorded an adjustment of $8.7 million to reduce the carrying value of the affected programming rights.

     TINTA incurred corporate general and administrative expenses of $6.4 million and $3.7 million during the six months ended June 30, 1996 and 1995, of which $1.5 and $926,000, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Corporate general and administrative expenses have increased as a result of the Company's expanded operations. Such expenses represented 5% and 6% of revenue for the six months ended June 30, 1996 and 1995, respectively.

     Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are reflected in the Company's statements of operations. Estimated increases (decreases) in such compensation liabilities aggregated $(1.6 million) and $742,000 during the six months ended June 30, 1996 and 1995, respectively. Such estimated compensation liabilities are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

     The $13.7 million or 122% increase in depreciation and amortization expense during the six months ended June 30, 1996, as compared to the corresponding prior year period, is the result of increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions and capital expenditures.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     Other Income and Expense
     ------------------------

     TeleWest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred losses since its inception. It is expected that the current construction requirements of TeleWest will be substantially complete within the next five years. As described in note 7 to the accompanying financial statements, the Company's indirect ownership interest in TeleWest decreased from 38% to 26.8% in October 1995. Despite such decreased ownership interest, the Company's share of TeleWest's net losses increased $44.0 million or 168% during the six months ended June 30, 1996, as compared to the corresponding prior year period. In general, such increase is attributable to the fact that increases in TeleWest's operating costs and expenses (including depreciation and amortization) have exceeded increases in TeleWest's revenue. The increase also includes the Company's share of certain effects of the SBCC Transaction. In connection with the SBCC Transaction, TeleWest received net cash proceeds of $1.2 billion upon the issuance of the TeleWest Debentures. In light of the issuance of the TeleWest Debentures and TeleWest's use of purchase accounting to account for the SBCC Transaction, TeleWest's depreciation, amortization and interest expense were significantly higher in the first half of 1996 as compared to the amounts incurred by Old TeleWest during the corresponding prior year period. In addition, TeleWest experienced a $72.8 million foreign currency transaction loss during the second quarter of 1996 which resulted from the translation of the TeleWest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value. It is anticipated that TeleWest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the TeleWest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

     The Company's share of the losses of its affiliates other than TeleWest increased $14.5 million or 65% during the six months ended June 30, 1996, as compared to the corresponding prior year period. The majority of such increase is attributable to (i) the Company's share of losses of affiliates that were acquired subsequent to June 30, 1995, (ii) increased losses of certain of its affiliates in 1996, and (iii) a $2.4 million change in the Company's share of TeleWest Europe's operating results. As further described in note 9 to the accompanying financial statements, the Company, effective January 1, 1996, discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition.

     The minority interests' share of net losses was $10.5 million and $5.9 million during the six months ended June 30, 1996 and 1995, respectively. None of CableVision's $65.0 million of net liabilities at the April 25, 1995 acquisition date, and none of CableVision's post-acquisition operating results have been allocated to CableVision's 49% minority interest because (i) the CableVision minority interest has no obligation to provide any funding to CableVision and (ii) the minority interest continued to have a negative historical cost basis in CableVision's net assets at June 30, 1996. To the extent that CableVision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in CableVision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the six months ended June 30, 1996 and 1995, the Company would have allocated $9.9 million and $2.2 million, respectively of CableVision's net earnings (exclusive of the effects of purchase accounting) to the minority interest.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations (continued)
- - -----------------------------------------------------

     The Company recognized unrealized foreign currency transaction gains of $3.4 million and $549,000 during the six months ended June 30, 1996 and 1995, respectively. The 1996 amount includes a $3.1 million unrealized gain with respect to the remeasurement into the U.S. dollar of the French franc denominated Multithematiques Obligation, and the 1995 amount includes a $1.7 million unrealized gain with respect to the remeasurement into the U.S. dollar of the UK pound sterling denominated intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

     Income Taxes
     ------------

     The Company's income tax benefit was $30.2 million and $9.6 million during the six months ended June 30, 1996 and 1995, respectively. A Tax Sharing Agreement among TINTA, TCI and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocations of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. For additional information, see note 11 to the accompanying financial statements.

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

     The Company's operating activities used cash of $4.1 million and $6.0 during the six months ended June 30, 1996 and 1995, respectively. Although the operating activities of CableVision (which became a 51% owned subsidiary of TINTA on April 25, 1995) and the Consolidated Puerto Rico Entities historically have generated positive cash flow, the Company believes that the operating activities of TINTA will continue to produce net cash flow deficits for the foreseeable future. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the cash balances of the Company's foreign subsidiaries are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries, and, other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA. Accordingly, there can be no assurance that the Company will have access to any cash generated by its foreign operating subsidiaries and affiliates. In this regard, $35.9 million of the Company's cash balances were held by foreign subsidiaries at June 30, 1996.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     During the six months ended June 30, 1996 and 1995, cash used by the Company's investing activities aggregated $143.9 million and $277.4 million, respectively, of which $102.2 million and $84.0 million, respectively, was used by the Company to fund investments in, and loans to, affiliates. See the statements of cash flows included in the accompanying financial statements.

     The Company expects that it will continue to have significant cash requirements with respect to its investing activities. In this regard the Company, as of June 30, 1996, is contractually obligated to make loans or capital contributions to its affiliates as follows:



                                                             Commitment    U.S. dollar
                                                             amount at    equivalent at
                                                              June 30,       June 30,
Affiliate                        Currency                       1996           1996
- - ---------                        --------                    ----------   -------------
                                                                amounts in thousands
TINTA/Liberty LLC (1)           U.S. dollar                  $   29,000      $29,000
Flextech Affiliates (2)   UK pounds sterling ("Pounds")           9,961       15,468
BIP Chile (3)                   U.S. dollar                  $    8,990        8,990
Other                             Various                                     10,411
                                                                             -------
                                                                             $63,869
                                                                             =======

_______________

(1) Represents the Company's aggregate unfunded obligations to make additional capital contributions. See note 8 to the accompanying financial statements.

(2) Represents 100% of Flextech's aggregate unfunded obligations to provide debt and equity financing to the Flextech Affiliates.

(3) Represents the Company's aggregate unfunded obligations to provide equity financing to BIP Chile.

     At June 30, 1996, the Company and Sumitomo had satisfied substantially all of the contractual funding requirements with respect to Jupiter. The Company and Sumitomo are currently discussing the need to provide additional funding to Jupiter. See note 8 to the accompanying financial statements.

     The $65.9 million U.S. dollar equivalent of the estimated net present value of the additional capital contributions that TINTA is required to make to Multithematiques through December 1997 has not been reflected in the foregoing table since such amount has been reflected as a liability in the Company's June 30, 1996 consolidated balance sheet. See note 8 to the accompanying financial statements for additional information concerning the Multithematiques Obligation.

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

     The Company's significant commitments under certain lease and programming agreements and its significant contingent liabilities with respect to certain share repurchase arrangements, guarantees, investments and other matters are described under notes 8 and 13 to the accompanying financial statements.

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

     On February 7, 1996, Cordillera and CTC entered into the Chile Restructuring Agreements. It is anticipated that some portion of BIP Chile's 50% share of the cash proceeds generated by the transactions associated with the Chile Restructuring Agreements may be used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. For additional information, see note 8 to the accompanying financial statements.

     On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of the Debentures. Pending its use by TINTA, the net proceeds from the sale of the Debentures have been loaned to TCI pursuant to an unsecured promissory note. For additional information, see notes 10 and 12 to the accompanying financial statements.

     In February 1996, the Company and Sumitomo formed JPC. In connection therewith, the Company and Sumitomo will contribute their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company will make an equalizing payment in the amount of (Yen) 444 million ($4.1 million) in connection with the above-described contribution of the Cable Soft Network. See note 8 to the accompanying financial statements.

     In April 1996, Flextech acquired (i) a controlling interest in the "infomercial" business of HSN Direct and (ii) consummated the IFE Acquisitions. In connection with the IFE Acquisitions, TINTA assumed certain put obligations. For additional information concerning the effects of such transactions on the Company's liquidity and capital resources, see note 4 to the accompanying financial statements.

     On April 19, 1996, TINTA, Torneos and the two individual shareholders of Torneos entered into an agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. Subject to the Company's completion of due diligence, the parties anticipate that TINTA will assign to the Sports Venture the portions of this agreement which fit within the geographic area and business plan of the Sports Venture. TINTA has contributed its 35% interest in Torneos to the Sports Venture. For additional information, see note 8 to the accompanying financial statements.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Condition (continued)
- - ---------------------------------------------------

     TINTA, Liberty and News Corp. formed the Sports Venture to conduct a sports programming business on a multinational basis, excluding the United States and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by the LLC. TINTA contributed to the LLC $49 million and its 35% equity interest in Torneos. Liberty contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. TINTA is obligated to make an additional cash contribution of $29 million to the LLC to fund the operations of the Sports Venture. For additional information, see note 8 to the accompanying financial statements.

     On April 30, 1996, TINTA issued 473,373 shares of Series A Common Stock to Canal + for an aggregate cash purchase price of $10.0 million.

     In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole Investments LDC ("Ole") for the launch of "Mundo Ole" a digital satellite delivered channel broadcast to Latin America and Brazil. Flextech's maximum funding commitment, if the transaction were to proceed, would be $14.0 million. For additional information, see note 8 to the accompanying financial statements.

     On November 20, 1995, TINTA announced its intention to form a strategic partnership with News Corp. and two of Latin America's leading media companies for the purpose of developing and operating a direct-to-home satellite service for the Latin American region. TINTA has also agreed to form similar partnerships with News Corp and local media companies in the North American (primarily Mexico) and Brazilian regions. The Latin American, North American and Brazilian partnerships are collectively referred to as the "DTH Ventures". At June 30, 1996, TINTA had contributed $2.6 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $65 million over the next three years in connection with the DTH Ventures.

     On July 8, 1996, US WEST (UK) purchased the TDL Securities at a price per share of (Pounds) 128.39 ($199.38). Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Credit Facility. See note 14 to the accompanying financial statements.

     At June 30, 1996, $36.4 million of the Company's $36.8 million of cash and cash equivalents were held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $371,000 at June 30, 1996. TINTA believes that such cash and cash equivalents, the net cash proceeds from the sale of the Debentures (which net cash proceeds have been loaned to TCI as described above), borrowing availability pursuant to the TCI Credit Facility and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to
(i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA, including required payments under certain share repurchase, guarantee and indemnification agreements, that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
- - -------   ------------------

          There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended June 30, 1996 to which the Company or any of its consolidated subsidiaries is a party or which any of its property is subject, except as follows:

          Alan Robinson v. TCI/U S WEST Cable Communications, Inc.; TeleWest
          ------------------------------------------------------------------
          Communications PLC; Tele-Communications, Inc.; U S WEST, Inc.; Stephen
          ----------------------------------------------------------------------
          Davidson; Gary Bryson; Kleinwort Benson; and Kleinwort Benson of North
          ----------------------------------------------------------------------
          America.
          -------

          On April 19, 1996, this action was filed in the United States District Court, Austin District of Texas, Western Division, Case No. A 95 CA 833 JN. The complaint was amended on or about April 19, 1996. The allegations in the amended complaint pertain to the plaintiff's ownership of shares of stock in United Artist Communications London South PLC and communications with the defendants concerning the purchase of such stock by certain of the defendants. Plaintiff's claims against the defendants are for: 10b-5 securities violations; breach of fiduciary duty; negligence and gross negligence; fraud; constructive trust; constructive trust (unjust enrichment); constructive trust (violation of fair dealing); civil conspiracy; tortuous interference with contract; breach of third-party contract by Kleinwort-Benson; recision of contract for failure of consideration and restitution; cancellation of contract for mutual mistake; and racketeering influenced and corrupt organizations claim. Plaintiff seeks actual damages of $9 million, consequential damages of an additional $9 million, and punitive damages in the amount of $27 million.

          On July 9, 1996, the Court dismissed this lawsuit for lack of subject matter jurisdiction and forum non conveniens. The plaintiff has filed his Notice of Appeal. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have material effect upon the financial condition of the Company.


Item 6.   Exhibits and Reports on Form 8-K.
- - ------    --------------------------------

          (a) Exhibits

              10 - Material Contracts

                   10.1  -  North America DTH Platform Memorandum of
                            Understanding

                   10.2  -  Multi-Country DTH Platform Memorandum of
                            Understanding

              27 - Financial Data Schedule

          (b) Reports on Form 8-K filed during quarter ended  June 30,
              1996 - none

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TELE-COMMUNICATIONS INTERNATIONAL, INC.



Date:  August 14, 1996    By:  /s/ Fred A. Vierra
                                ----------------------------------------
                                 Fred A. Vierra
                                   Chief Executive Officer



Date:  August 14, 1996    By:  /s/ Graham Hollis
                                ----------------------------------------
                                 Graham Hollis
                                   Vice President and
                                     Chief Financial Officer
                                      (Principal Financial Officer and
                                        Chief Accounting Officer)