Form 10-Q
period 1996-09-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1996-11-14
CIK 945027

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission File Number 0-26264


                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                -----------------------------------------------
            (Exact name of Registrant as specified in its charter)



        State of Delaware                              84-1289408
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


          5619 DTC Parkway
         Englewood, Colorado                             80111
----------------------------------------               ----------
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

               Yes   X     No
                   ------    -------

      The number of shares outstanding of Tele-Communications International, Inc.'s common stock as of October 31, 1996, was:

                Series A common stock - 106,960,873 shares; and
                  Series B common stock - 11,700,000 shares.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                          Consolidated Balance Sheets

                                  (unaudited)


                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
Assets                                       amounts in thousands
------

Cash and cash equivalents (note 3)           $   29,898       133,109

Trade and other receivables, net                 30,744        19,066

Film inventory and other prepaid                 64,284        36,465
 expenses

Investment in Telewest Communications
 plc ("Telewest") (note 7)                      458,837       550,216


Investment in other affiliates,
 accounted for under the equity method,
 and related receivables (note 8)               406,780       354,133


Other investments (note 9)                       28,447        83,839

Property and equipment, at cost:
 Land                                               285           277
 Distribution systems                           149,086       118,705
 Support equipment and buildings                 40,740        29,321
                                             ----------     ---------
                                                190,111       148,303
 Less accumulated depreciation                   48,967        35,314
                                             ----------     ---------
                                                141,144       112,989
                                             ----------     ---------

Franchise costs and other intangible
 assets                                         618,038       583,862
 Less accumulated amortization                   51,463        29,030
                                             ----------     ---------
                                                566,575       554,832
                                             ----------     ---------

Deferred financing costs and other
 assets,net of amortization                      14,173        6,062
                                             ----------     ---------

                                             $1,740,882     1,850,711
                                             ==========     =========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                    Consolidated Balance Sheets, continued

                                  (unaudited)

                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
Liabilities and Stockholders' Equity          amounts in thousands,
------------------------------------          except share amounts


Accounts payable                             $   35,464         25,010

Accrued liabilities                              51,466         40,774

MultiThematiques Obligation (note 8)             67,197         65,876

Debt (note 10)                                  416,641        192,718

Deferred income tax liability                   133,914        186,126

Other liabilities                                14,210          6,500
                                             ----------      ---------

     Total liabilities                          718,892        517,004
                                             ----------      ---------

Minority interests in equity of                 144,995        122,358
 subsidiaries

Stockholders' equity:
 Preferred stock, $.01 par value
 Authorized 10,000,000 shares; none
  issued                                             --             --
 Series A Common Stock, $1 par value
  Authorized 300,000,000 shares, issued
  106,960,873 and 106,487,500 shares in
  1996 and 1995, respectively                   106,961        106,488
 Series B Common Stock, $1 par value
  Authorized 12,000,000 shares, issued
  11,700,000 shares in 1996 and 1995             11,700         11,700
 Additional paid-in capital                   1,186,788      1,177,271
 Accumulated deficit                           (176,893)       (75,036)
 Cumulative foreign currency translation
  adjustments                                   (11,409)        (8,550)
 Unrealized holding losses for
  available-for sale securities                  (3,625)          (152)
                                             ----------      ---------
                                              1,113,522      1,211,721
 Due from Tele-Communications, Inc.
  ("TCI") (note 12)                            (236,527)          (372)
                                             ----------      ---------

     Total stockholders' equity                 876,995      1,211,349
                                             ----------      ---------

Commitments and contingencies
  (notes 7, 8, 12, l3 and 14)
                                             $1,740,882      1,850,711
                                             ==========      =========

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                           Statements Of Operations

                                  (unaudited)

                                              Three months          Nine months
                                                 ended                 ended
                                             September 30,         September 30,
                                          --------------------  -------------------
                                             1996       1995      1996       1995
                                          ----------  --------  ---------  --------
                                                   amounts in thousands,
                                                  except per share amounts
Revenue:
 Cable                                     $ 51,539    50,339    152,280    91,359
 Programming                                 31,700    11,746     67,593    31,735
                                           --------   -------   --------   -------
                                             83,239    62,085    219,873   123,094
                                           --------   -------   --------   -------

Operating costs and expenses:
 Cable (note 12)                             33,204    29,560     92,594    56,771
 Programming                                 38,329    16,072     82,863    40,954
 Programming rights provision                    --        --      8,706        --
 General and administrative:
   Allocated from TCI (note 12)                 872       486      2,365     1,412
   Other                                      2,050     1,983      6,994     4,726
 Stock compensation:
   Allocated from TCI (note 12)                (815)      498     (1,773)    1,240
   Other                                       (796)       --     (1,444)       --
 Depreciation and amortization               14,129    12,389     39,014    23,618
                                           --------   -------   --------   -------
                                             86,973    60,988    229,319   128,721
                                           --------   -------   --------   -------

    Operating income (loss)                  (3,734)    1,097     (9,446)   (5,627)

Other income (expense):
 Share of losses of Telewest (note 7)       (29,003)  (16,601)   (99,206)  (42,762)
 Share of losses of other affiliates
  (note 8)                                  (17,961)  (15,505)   (54,797)  (37,848)
 Interest expense:
   TCI (note 12)                               (188)     (987)      (563)   (3,981)
   Other                                     (7,625)   (6,517)   (24,752)  (11,339)
 Interest income:
   TCI (note 12)                              3,865        --     10,802        --
   Other                                      1,625     5,627      5,885     6,053
 Minority interests' share of losses          8,188     5,775     18,657    11,696
 Foreign currency transaction gains
  (losses)                                      661    (1,619)     4,110    (1,070)
 Other, net (note 9)                            681       255      5,018       508
                                           --------   -------   --------   -------
                                            (39,757)  (29,572)  (134,846)  (78,743)
                                           --------   -------   --------   -------

    Loss before income taxes                (43,491)  (28,475)  (144,292)  (84,370)

Income tax benefit                           12,222    11,622     42,435    21,209
                                           --------   -------   --------   -------

    Net loss                               $(31,269)  (16,853)  (101,857)  (63,161)
                                           ========   =======   ========   =======

Net loss per common share (note 1)
 Historical                                   $(.26)       --       (.86)       --
                                           ========   =======   ========   =======
 Pro forma                                $              (.15)                (.61)
                                           ========   =======   ========   =======

See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                       Statement Of Stockholders' Equity

                                  (unaudited)


                                                                                                Cumulative
                                                                                                 foreign
                                                                  Additional                     currency
                                Preferred      Common Stock        paid-in    Accumulated      translation
                                           -------------------
                                  stock    Series A   Series B     capital      deficit         adjustment
                                ---------  --------   --------    ---------   -----------      ------------
                                                          amounts in thousands
 Balance at January 1, 1996    $   --      106,488      11,700      1,177,271       (75,036)       (8,550)

  Net loss                         --           --          --             --      (101,857)           --
  Issuance of common stock         --          473          --          9,517            --            --
  Foreign currency
   translation adjustment          --           --          --             --            --        (2,859)
  Unrealized holding
   losses for available-
   for-sale securities             --           --          --             --            --            --
  Net loan to TCI (note 12)        --           --          --             --            --            --
  Other changes in due
   from TCT (note 12)              --           --          --             --            --            --
                                ---------   --------   --------    ----------    ----------      ---------

Balance at September 30, 1996   $  --       106,961     11,700      1,186,788      (176,893)      (11,409)
                                =========   =======    =======    ===========   ===========     =========

                               Unrealized
                                holding
                               losses for
                               available-                   Total
                               for-sale     Due from    stockholders'
                              securities      TCI          equity
                              ----------   ----------   ------------
 Balance at January 1, 1996       (152)         (372)      1,211,349

  Net loss
  Issuance of common stock          --            --        (101,857)
  Foreign currency                  --            --           9,990
   translation adjustment           --            --          (2,859)
  Unrealized holding
   losses for available-
   for-sale securities          (3,473)           --          (3,473)
  Net loan to TCI (note 12)         --      (235,059)       (235,059)
  Other changes in due
   from TCT (note 12)               --        (1,096)         (1,096)
                               --------     ---------       --------
Balance at September 30, 1996   (3,625)     (236,527)        876,995
                               ========     =========       ========

                See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                           Statements Of Cash Flows

                                  (unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                       ----------------------
                                                                                          1996        1995
                                                                                       ----------  ----------
                                                                                        amounts in thousands
                                                                                           (see note 3)
Cash flows from operating activities:
 Net loss                                                                              $ (101,857)    (63,161)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                                          39,014      23,618
    Programming rights provision                                                            8,706         --
    Stock compensation                                                                     (3,217)      1,240
    Share of losses of Telewest                                                            99,206      42,762
    Share of losses of other affiliates                                                    54,797      37,848
    Minority interests' share of losses                                                   (18,657)    (11,696)
    Unrealized foreign currency transaction (gains) losses                                 (4,110)        351
    Accretion of discount on MultiThematiques obligation                                    4,756         --
    Deferred income tax benefit                                                           (48,899)    (22,176)
    Intercompany current federal income tax benefit                                        (2,665)       (990)
    Changes in operating assets and liabilities, net of the
     effect of acquisitions:
       Change in receivables                                                               (6,058)      4,558
       Change in film inventory and other prepaid expenses                                (15,508)    (19,188)
       Change in deferred financing costs                                                  (9,811)        --
       Change in payables, accruals, other liabilities and
        the cash intercompany account included in due from TCI                              8,777      26,620
                                                                                       ----------  ----------
            Net cash provided by operating activities                                  $    4,474      19,786
                                                                                       ----------  ----------


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                      Statements Of Cash Flows, continued

                                  (unaudited)


                                                                            Nine months ended
                                                                              September 30,
                                                                         ----------------------
                                                                            1996         1995
                                                                         ----------  ----------
                                                                          amounts in thousands
                                                                              (see note 3)
Cash flows from investing activities:
 Investments in and loans to affiliates and others                       $ (122,104)   (139,218)
 Proceeds from sale of other investments                                     67,790          --
 Cash invested in certificates of deposit                                   (23,966)         --
 Cash received (paid) in connection with acquisitions, net                    5,205    (170,309)
 Capital expended for property and equipment                                (36,567)    (44,686)
 Cash paid to purchase minority interests                                    (4,636)    (24,735)
 Other, net                                                                   4,965       1,516
                                                                         ----------  ----------
         Net cash used in investing activities                             (109,313)   (377,432)
                                                                         ----------  ----------

Cash flows from financing activities:
 Issuance of debentures                                                     345,000          --
 Loan to TCI                                                               (336,375)         --
 Repayments received on loan to TCI                                         101,316          --
 Borrowings of debt                                                          78,802     303,627
 Repayments of debt                                                        (200,897)   (271,833)
 Net proceeds from issuance of common stock                                   9,990     301,343
 Contributions from minority interest owners                                  3,548          --
 Cash proceeds from issuance of shares by Flextech plc                           --      74,779
 Contributions from TCI                                                          --      95,678
                                                                         ----------  ----------
         Net cash provided by financing activities                            1,384     503,594
                                                                         ----------  ----------

Effect of exchange rate changes on cash and cash equivalents                    244        (435)
                                                                         ----------  ----------

         Net increase (decrease) in cash and
           cash equivalents                                                (103,211)    145,513

         Cash and cash equivalents:
           Beginning of period                                              133,109       5,736
                                                                         ----------  ----------

           End of period                                                 $   29,898     151,249
                                                                         ==========  ==========


See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

                              September 30, 1996

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

     On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public for aggregate cash consideration of $320.0 million, before deducting related expenses (approximately $18.7 million). At September 30, 1996, TCI owned approximately 83% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding stock.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to financial Statements

     In connection with the IPO, TINTA amended and restated its Certificate of Incorporation to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification pursuant to which the 1,000 shares of common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock, $1 par value per share ("Series B Common Stock"). The accompanying consolidated balance sheets of the Company reflect the foregoing amendment and restatement of TINTA's Certificate of Incorporation and the related reclassification. The pro forma net loss per share set forth in the accompanying combined statements of operations for the three and nine months ended September 30, 1995 was computed using historical losses and a weighted average share number that reflects pro forma common shares outstanding of 97,500,000 for the 1995 period ended on the July 18 closing date of the IPO and actual weighted average shares outstanding for the remainder of the 1995 periods. Accordingly, the weighted average number of common shares used to compute pro forma net loss per share was 113.8 million and 103.0 million for the three and nine months ended September 30, 1995, respectively. The weighted average number of common shares used to compute the historical net loss per share was 118.7 million and 118.5 million for the three and nine months ended September 30, 1996, respectively. Common stock equivalents were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

     During the periods covered by the accompanying financial statements, the most significant entities that were reflected in the Company's financial statements on a consolidated basis were engaged in (i) the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities"), and in Buenos Aires, Argentina (since the April 25, 1995 acquisition of a 51% ownership interest in CableVision S.A. and certain affiliated companies ("CableVision"), as further described in note 4) and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming" business) in the UK and other parts of Europe through the Company's subsidiary, Flextech plc.

     The Company's ownership interest in the issued and outstanding share capital of Flextech plc (together with its consolidated subsidiaries, "Flextech") was 60.4% through May 1995, 48.8% from June 1995 through March 1996, and 46.5% from April 1996 through the present. The Company's voting interest in Flextech was 60.4% through May 1995 and 50.9% from June 1995 through the present. See note 4.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     At September 30, 1996, Flextech's most significant consolidated subsidiaries were comprised of its 100% ownership interests in Bravo Classic Movies Limited ("Bravo Ltd."), Starstream Limited ("Starstream"), Flextech Television Limited ("FTV"), Maidstone Broadcasting (formerly the International Family Channel UK) ("the Family Channel") and TVS Television Limited ("TVS") (acquired by Flextech in April 1996), and its 78.7% interest in HSN Direct International Limited (acquired by Flextech in April
     1996) and its 51% ownership interest in Playboy TV UK/Benelux Limited (commenced operations in November 1995). Flextech maintained a 74.9% ownership interest in Starstream through May 1995, and since June 1995, Flextech has maintained a 100% ownership interest in Starstream. Prior to the April 1996 transaction in which Flextech increased its ownership interest in the Family Channel from 39% to 100%, Flextech accounted for its investment in the Family Channel using the equity method of accounting. Bravo Ltd. owns "Bravo", a provider of "classic" movies and programming. Starstream owns "TCC" (formerly marketed as "The Children's Channel"), a provider of children's programming. FTV provides management services to various entities engaged in the programming business. Playboy TV UK/Benelux ("PBTV") owns "Playboy TV," a provider of adult entertainment. The Family Channel owns "The Family Channel", a provider of family entertainment. TVS owns Maidstone Studios Limited, a production facility. HSN Direct International Limited ("HSN Direct") is engaged in the domestic and foreign "infomercial" business. See note 4.

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

     Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at September 30, 1996.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(2)  Elimination of Reporting Delay
     ------------------------------

     Through the third quarter of 1995, the Company included CableVision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three and nine months ended September 30, 1996 include CableVision's and Flextech's results of operations and cash flows for such periods, and the Company's combined statements of operations and cash flows for the three and nine months ended September 30, 1995 include (i) Flextech's operating results and cash flows for the three and nine months ended August 31, 1995, and (ii) CableVision's operating results and cash flows for the three months ended September 30, 1995 and the period following the April 25, 1995 acquisition date through September 30, 1995. See note 4.

(3)  Supplemental Disclosures to Statements of Cash Flows
     ----------------------------------------------------

     The Company's cash and cash equivalents are as follows (amounts in thousands):

                                             September 30,    December 31,
                             Denomination        1996            1995
                             -------------   -------------    ------------
TINTA                        U.S. dollars     $    1,443          46,065
Subsidiaries:
  Flextech                   UK pounds            27,944          85,163
  CableVision                Argentine pesos          --           1,837
  Consolidated Puerto Rico
    Entities                 U.S. dollars            511              44
                                             -------------    ------------
                                              $   29,898         133,109
                                             =============    ============

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

     Cash paid for interest was $19.0 million and $12.7 million during the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes was $8.9 million during the nine months ended September 30, 1996. Cash paid for income taxes was not material during the nine months ended September 30, 1995.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Cash paid (received) for acquisitions is as follows (amounts in thousands):

                                                            Nine months ended
                                                              September 30,
                                                          ---------------------
                                                             1996       1995
                                                          ----------  ---------
         Fair market value of assets acquired             $   65,182    542,638
         Issuance of notes payable                            (1,000)   (86,755)
         Liabilities assumed (including deferred
           income tax liabilities of $174.7 million in
           1995)                                             (26,164)  (285,574)
         Increase in minority interests in equity of
           subsidiaries due to issuance of shares by
           Flextech                                          (43,223)      --
                                                          ----------  ---------
               Cash paid (received) for acquisitions      $   (5,205)   170,309
                                                          ==========  =========

     For a description of certain other non-cash activities, see notes 4, 5, 8 and 12.

(4)  Acquisitions
     ------------

     (a)  IFE

          On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in the Family Channel, which Flextech did not already own and (ii) a 100% ownership interest in TVS. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was (Pounds)31.0 million ($47.8 million using the applicable exchange rate), of which (Pounds)3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares have not become convertible into Flextech ordinary shares ("Flextech Ordinary Shares") by that date. The put price per IFE Consideration Share is the greater of (i) (Pounds)3.64 ($5.70) or (ii) the market value of a Flextech Ordinary Share at the time of the exercise of the put option. TINTA has the option to satisfy the put option price in cash or in shares of Series A Common Stock. As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.5%. Due primarily to the Company's contingent purchase obligations under the above-described put option, the Company recognized no gain in connection with the dilution of the Company's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares has been reflected as an increase to "Minority interests in equity of subsidiaries" as set forth in the accompanying September 30, 1996 consolidated balance sheet.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     (b)  HSN Acquisition

          On April 10, 1996, Flextech made an initial capital contribution of (Pounds)525,000 ($822,000) and assumed certain liabilities in connection with the acquisition of an indirect controlling interest in the "infomercial" business of HSN Direct from the Home Shopping Network, Inc. and certain individuals (the "HSN Acquisition"). In connection with the HSN Acquisition, Flextech loaned $4.9 million to HSN Direct. In exchange for assuming 20% of Flextech's initial capital contribution and the amounts loaned to HSN Direct, TINTA will acquire a 20% indirect ownership interest in the acquired business.

     (c)  Starstream

          In June 1995, Flextech paid (Pounds)9.8 million ($15.3 million using the applicable exchange rate) to acquire the 25.1% minority interest in Starstream not already owned by Flextech. Such payment has been recorded as an intangible asset due to the fact that the minority interests' cost basis in Starstream had previously been reduced to zero. In connection with the aforementioned acquisition of the 25.1% minority interest, Flextech also paid (Pounds)5.3 million ($8.5 million using the applicable exchange rate) to purchase Starstream's unsecured promissory notes. See note 2.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)


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

          In accordance with the purchase method of accounting, the purchase price was allocated using the estimated fair values of the net assets acquired and CableVision has been included in the Company's financial statements since the April 25, 1995 acquisition date. None of CableVision's net liabilities at the April 25, 1995 acquisition date, and none of CableVision's post-acquisition operating results were allocated to CableVision's 49% minority interest because (i) the minority interest has no obligation to provide any funding to CableVision and (ii) CableVision's liabilities exceeded the minority interest's historical cost basis in CableVision's assets at September 30, 1996. To the extent that CableVision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in CableVision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the nine months ended September 30, 1996 and 1995, the Company would have allocated $12.9 million and $8.0 million, respectively, of CableVision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.



                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


      Unaudited pro forma summarized operating results of the Company assuming the IFE Acquisitions, HSN Acquisition, and CableVision Acquisition had been consummated on January 1, 1995, are as follows (amounts in thousands):


                                   Nine months ended September 30,
                                  ---------------------------------
                                        1996              1995
                                  ----------------  ---------------
     Revenue                          $ 228,913         207,764
                                      =========         =======

     Net loss                         $(103,968)        (64,362)
                                      =========         =======

     Pro forma net loss per
       common share                   $    (.88)           (.62)
                                      =========         =======


     The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the IFE Acquisitions, HSN Acquisition and CableVision Acquisition actually occurred on January 1, 1995.

(5)  Flextech
     --------

     At September 30, 1996, the Company owned 56,340,598 Flextech Ordinary Shares representing 46.5% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (Pounds)5.40 ($8.45) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pounds)304.0 million ($475.9 million) at September 30, 1996.

     On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription"). The Flextech Non-Preference Shares are convertible at the option of the holder into Flextech Ordinary Shares on a one-for-one basis at any time after the Company ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital. The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions." See note 2.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Under the terms of the Hallmark Subscription, HC Crown Corp. ("Crown"), a subsidiary of Hallmark, purchased 9,322,763 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for (Pounds)48.4 million ($77.2 million using the applicable exchange rate) in cash. In connection with the U S WEST Subscription, (i) U S WEST (UK), a subsidiary of U S WEST, purchased 8,181,392 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for 340,000 convertible redeemable preferred shares of Thomson Directories Limited (the "TDL Securities") and (ii) Flextech borrowed (Pounds)43.7 million ($69.7 million using the applicable exchange rate) pursuant to a bank credit facility (the "Flextech Bank Facility"). During the third quarter of 1996, US West (UK) purchased the TDL Securities and Flextech used the resulting proceeds to repay in full all amounts borrowed pursuant to the Flextech Bank Facility. See notes 9 and 10. Under certain circumstances, U S WEST (UK) and Crown have the right to require TINTA to purchase the Flextech Ordinary Shares and the Flextech Non-Preference Shares acquired by U S WEST (UK) and Crown pursuant to the Flextech Transactions. See note 13.

(6)  IVS Subsidiary Sale
     -------------------

     The Company consolidates Flextech's ownership interest in IVS Cable Holdings Limited ("IVS"). Prior to the sale of its cable television subsidiaries, IVS was engaged in the construction and operation of cable television and telephony systems in the UK. On October 17, 1995, IVS completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of (Pounds)62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Following the IVS Subsidiary Sale, IVS's only remaining cable television asset consisted of its 59.2% ownership interest in Jersey Cable Limited ("Jersey"), which owns the cable television franchise for the area of Jersey, Channel Islands. Flextech, which, at the time, indirectly owned 91.7% of IVS, received (Pounds)59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, (i) Flextech paid (Pounds)3.3 million ($5.2 million) (the majority of which was not paid until 1996) to acquire the remaining minority interest in IVS that was not already owned by Flextech (the "IVS Minority Interest Buyout"), (ii) IVS received cash and notes receivable aggregating (Pounds)663,000 ($1.0 million) as consideration for the sale of Flextech's ownership interest in Jersey to the former minority interest owners of IVS (the "Jersey Sale"), and (iii) IVS received (Pounds)643,000 ($1.0 million) in repayment of Jersey's intercompany payable to IVS. Flextech's aggregate $1.7 million loss (before deducting the minority interests' share) on the Jersey Sale and the IVS Minority Interest Buyout was reflected as a reduction of the $52.8 million non-operating gain (before deducting the minority interests' share) that was recognized by the Company during the fourth quarter of 1995 in connection with the IVS Subsidiary Sale. Other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not anticipated that any significant portion of Flextech's share of the cash proceeds from the IVS Subsidiary Sale will be distributed or otherwise made available to TINTA.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(7)  Investment in Telewest
     ----------------------

     At January 1, 1995, TCI and certain affiliates of U S WEST (the "U S WEST Affiliates") each indirectly held approximately 36% of the ordinary shares (assuming no conversion of the convertible preference shares) and approximately 38% of the total outstanding ordinary and convertible preference shares of the predecessor of Telewest Communications Cable Limited ("Old Telewest").

     During the second quarter of 1995, the Old Telewest shares owned by the Company and the U S WEST Affiliates were contributed to TW Holdings, L.L.C. ("TW Holdings"), an entity in which the Company and the U S WEST Affiliates each hold a 50% ownership interest.

     On October 3, 1995, the merger of Old Telewest and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest (formerly Telewest plc), acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 38% indirect ownership interest in Old Telewest into a 26.8% indirect ownership interest in Telewest. As a result of the SBCC Transaction, and the associated dilution of the Company's ownership interest in Telewest, the Company recognized a non-cash gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, Telewest issued U.S. dollar denominated senior debentures having an aggregate principal amount at maturity of $1.8 billion (the "Telewest Debentures"). As a result of such issuance, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1996, Telewest experienced a (Pounds)55.2 million ($84.6 million using the applicable exchange rate) foreign currency transaction loss resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value.

     At September 30, 1996, the Company, indirectly owned, through TW Holdings, 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.8% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. On September 30, 1996, the reported closing price on the London Stock Exchange of Telewest's ordinary shares was (Pounds)1.19 ($1.86).

     The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.5411 to 1 and 1.5898 to 1 during the nine months ended September 30, 1996 and 1995, respectively.
     The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.5653 to 1 and 1.5530 to 1 at September 30, 1996 and December 31, 1995, respectively.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Summarized unaudited results of operations of Telewest are as follows (amounts in thousands):

                                         Nine months ended
                                           September 30,
                                       ----------------------
                                        1996 (1)      1995
                                       -----------  ---------

    Revenue                             $ 318,144    139,330
    Operating, selling, general and
    administrative expenses              (326,693)  (169,093)
    Depreciation and amortization        (159,643)   (60,431)
                                        ---------   --------

    Operating loss                       (168,192)   (90,194)

    Interest income                        22,126     11,917
    Share of losses of affiliates         (17,626)   (14,567)
    Interest expense                     (120,515)    (6,656)
    Foreign currency transaction loss     (84,632)   (13,687)
    Other, net                               (197)        17
                                        ---------   --------

    Net loss                            $(369,036)  (113,170)
                                        =========   ========

        _____________________

        (1) Telewest's summarized unaudited results of operations for the nine months ended September 30, 1996 reflect the effects of the above-described SBCC Transaction.

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

     The Company is contractually obligated to make further loans to or investments in certain of the Other Affiliates. At September 30, 1996, the aggregate U.S. dollar equivalent of the unfunded portion of such commitments was $57.3 million, of which $13.9 million represented commitments of Flextech.

     The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At September 30, 1996, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $37.8 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. See note 12.

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

     The following table reflects the Company's carrying value (including receivables) and share of earnings (losses) of the Other Affiliates (amounts in thousands):

                                                 Carrying value            Share of earnings (losses)
                                          ----------------------------  ---------------------------------
                                          September 30,  December 31,    Nine months ended September 30,
                                                                        ---------------------------------
                                              1996           1995             1996             1995
                                          -------------  -------------  ----------------  ---------------

Flextech Affiliates (a)                        $117,068       123,156            (9,689)         (10,539)
MultiThematiques S.A.
  ("MultiThematiques") (b)                       84,365        89,705            (4,730)              --
Liberty/TINTA LLC (c)                            72,889        29,118            (3,733)            (397)
Bresnan International Partners (Chile),
 L.P. ("BIP Chile") (d)                          43,530        59,286            (5,347)          (3,290)

Jupiter Telecommunications Co., Ltd.
 ("Jupiter") (e)                                 33,506        16,268            (8,237)          (4,563)

United International Investments                 24,669        26,293              (270)          (1,998)

Bresnan International Partners
 (Poland), L.P.                                  20,137        16,739            (3,210)            (511)

TeleWest Europe Group ("TeleWest
 Europe") (note 9)                                   --       (16,800)               --            1,359

Asia Business News (Singapore) PTE Ltd.           9,750        10,472            (7,039)          (4,865)

DMX, Inc. ("DMX ") (f)                               --         6,981            (7,188)          (8,984)
Other                                               866        (7,085)           (5,354)          (4,060)
                                               --------       -------           -------          -------
                                               $406,780       354,133           (54,797)         (37,848)
                                               ========       =======           =======          =======

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (a)  Flextech Affiliates

          At September 30, 1996, the "Flextech Affiliates" were comprised of European Business News Partners (30%-owned by Flextech), HIT Entertainment plc (23%-owned by Flextech), Preview Investments B.V. ("Preview") (33%-owned by Flextech), Scottish Television plc ("STV") (20%-owned by Flextech), UK Gold Television Limited ("UKGL") (25%- owned by Flextech) and UK Living Limited ("UKLL") (31%-owned by Flextech). In April 1996, Flextech acquired the 61% interest in the Family Channel, which Flextech did not already own. See note 4. Prior to such acquisition, the "Flextech Affiliates" also included Flextech's 39% interest in the Family Channel.


     (b)  MultiThematiques

          On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in MultiThematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Generale d'Images S.A. ("GDI") (the "MultiThematiques Transaction"). TINTA also has agreed to contribute to MultiThematiques FF105.0 million ($20.3 million), FF100.0 million ($19.4 million) and FF164.0 million ($31.8 million) no later than December 13, 1996, February 13, 1997 and December 13, 1997, respectively.

          Whereas Canal + and GDI are not required to make additional contributions on a pro rata basis, TINTA's obligation to make the above-described additional FF369.1 million ($71.5 million) has been viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such future contributions (using a discount rate of 10%) has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheets. As the MultiThematiques Obligation is denominated in French francs, the Company will experience realized and unrealized foreign currency transaction gains and losses with respect to the MultiThematiques Obligation. During the nine months ended September 30, 1996, the Company experienced a $3.4 million unrealized foreign currency transaction gain with respect to the MultiThematiques Obligation.

          Subsequent to September 30, 1996, the Company entered into forward currency contracts with respect to its MultiThematiques Obligation. Such contracts expire on December 13, 1996 and February 13, 1997 and allow the Company to purchase FF105 million and FF100 million at a price of FF5.1385 per U.S. dollar and FF 5.1202 per U.S. dollar, respectively.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (c)  Liberty/TINTA LLC

          Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corp. formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture") to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned by TINTA and Liberty (the "LLC"). As of September 30, 1996, TINTA had contributed to the LLC $49.0 million and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian Sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by the Sports Venture). The carrying value and the Company's share of earnings (losses) of Torneos prior to its contribution to the LLC have been included with the LLC in the above table.

          TINTA is obligated to make additional cash contributions totaling $29.0 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of Star Television Limited. Upon the delivery of such stock to the LLC, which delivery is expected to occur in 1997, News Corp. is entitled to receive from the LLC $20.0 million and rights under various Asian sports programming agreements. Star Television Limited operates a satellite-delivered television platform in Asia.

          On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA will acquire worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games). In addition, it is the intention of TINTA and Torneos to form a joint venture company (50/50) to be the exclusive agent and distributor of two sports channels (to be formed by the Sports Venture) in Argentina, Bolivia, Paraguay and Uruguay.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statments

          The parties anticipate that TINTA will assign to the Sports Venture the portions of the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights"). The minimum periodic payments associated with the Sports Venture Rights has not yet been determined. Pending the assignment of the Sports Venture Rights to the Sports Venture, News Corp. has agreed to reimburse the LLC for 50% of any payments made with respect to the Sports Venture Rights. Through September 30, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $7.3 million. Such payments were made entirely by the LLC.

     (d)  BIP Chile

          On February 7, 1996, BIP Chile's 50%-owned affiliate, Cordillera Comunicaciones Limitada ("Cordillera"), and Compania de Telecomun-icaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million ($104.9 million of which has been received by Cordillera). Subject to any applicable legal or contractual restrictions, it is anticipated that some portion of BIP Chile's 50% share of such cash proceeds may be used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. As a result of the foregoing transactions, CTC will (i) service 77 analog channels and any additional channels required by Metropolis-Intercom, (ii) expand and operate the Distribution Assets and (iii) provide technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The Chile Restructuring Agreements contemplate that the aforementioned service agreement will have a term of 30 years (with an option to renew) and that the associated payments to CTC will reflect the number of channels provided, the current market conditions and the agreed valuation of the underlying assets.
                                                                     (continued)

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

          Through September 30, 1996, the Company had made aggregate contributions to Jupiter of (Yen)5.0 billion ($49.7 million using the applicable exchange rates). At September 30, 1996, the Company was obligated to pay (Yen)200.0 million ($1.8 million) to Sumitomo by March 31, 1997. As a result of a number of recent developments which management believes are favorable to Jupiter, the Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (f)  DMX

          Prior to May 1996, the Company owned 49% of the outstanding stock of DMX Europe N.V. ("DMX Europe"). DMX owned the remaining 51% interest in DMX Europe. TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA, was formed to hold the Company's ownership interest in DMX Europe. In May 1996, TCI-E merged with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company exchanged all of its shares of TCI-E common stock for 10,841,624 shares or 18% of the then issued and outstanding DMX common stock. Including shares of DMX common stock owned by the Company, TCI owned 45% of the issued and outstanding DMX common stock at September 30, 1996. In consideration of TCI's overall percentage interest in DMX, the Company accounts for DMX using the equity method. The Company's share of losses of DMX for the nine months ended September 30, 1996 exceeded the Company's carrying value of DMX. The Company recorded its share of losses for the nine months ended September 30, 1996 only to the extent of its carrying value of DMX as the Company has no obligation to provide any additional funding to DMX. At September 30, 1996, the market value of the Company's interest in DMX common stock was $20.3 million ($1.875 per share).

Other

Jupiter Programming Co., Ltd.

In February 1996, the Company and Sumitomo formed a joint venture that will create Japan's first multi-channel programming company. The new company, which is called Jupiter Programming Co., Ltd. ("JPC"), is owned equally (50/50) by the Company and Sumitomo. As of September 30, 1996, the Company has made contributions to JPC of (Yen)500 million ($4.7 million using the applicable exchange rate). Additionally, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of (Yen)444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

Mundo Ole Joint Venture

In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole Investments LDC ("Ole") for the launch of "Mundo Ole," a digital satellite delivered channel broadcast to Latin America and Brazil. Such agreement in principle proposes that Flextech and Ole will enter into a 50/50 joint venture, which joint venture will in turn hold 65% of the new channel, with the balance being held by HBO Ole Partners, a joint venture between Sony Entertainment, Time Warner and Ole. The amount of Flextech's funding commitment to the joint venture has not yet been determined.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which they were owned by the Company are as follows (amounts in thousands):

                                                      Nine months ended September 30, 1996
                                     ---------------------------------------------------------------------
                                                                               Latin
                                                                           America and
                                                           Asia and             the
                                       Europe              Australia         Caribbean           Total
                                       -------             ---------         ---------           -----
Combined Operations
-------------------

    Revenue                          $ 258,681              116,642             28,199           403,522
    Operating, selling, general and
    administrative expenses           (272,591)            (128,535)           (36,305)         (437,431)
    Depreciation and amortization       (8,040)             (22,978)            (2,796)          (33,814)
                                     ---------             --------            -------          --------
    Operating loss                     (21,950)             (34,871)           (10,902)          (67,723)

    Interest expense                   (11,405)              (8,656)            (9,463)          (29,524)
    Other, net                          (7,673)              (1,832)            (5,354)          (14,859)
                                     ---------             --------            -------          --------
    Net loss                         $ (41,028)             (45,359)           (25,719)         (112,106)
                                     =========             ========            =======          ========

                                                     Nine months ended September 30, 1996
                                     ---------------------------------------------------------------------
                                                                               Latin
                                                                           America and
                                                           Asia and             the
                                       Europe              Australia         Caribbean           Total
                                       -------             ---------         ---------           -----
Combined Operations
-------------------

    Revenue                          $ 252,648               60,534             12,820           326,002
    Operating, selling, general and
    administrative expenses           (249,367)             (79,692)            (8,739)         (337,798)
    Depreciation and amortization      (35,940)              (4,937)            (3,924)          (44,801)
                                     ---------             --------             -------         --------
     Operating income (loss)           (32,659)             (24,095)               157           (56,597)

    Interest expense                   (17,998)              (6,614)            (7,472)          (32,084)
    Other, net                             995               (1,059)            (1,375)           (1,439)
                                     ---------             --------            -------          --------
     Net loss                         $(49,662)             (31,768)            (8,690)          (90,120)
                                     =========             ========            =======          ========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(9)    Other Investments
       -----------------

       The components of other investments are set forth below (amounts in thousands):

                                  September 30,   December 31,
                                       1996           1995
                                  --------------  ------------

    TDL Securities (a)                 $     --         67,794
    Certificates of deposit (b)          23,966             --
    DTH Ventures (c)                     13,379             --
    TeleWest Europe (d)                 (14,531)            --
    Other                                 5,633         16,045
                                       --------         ------

                                       $ 28,447         83,839
                                       ========         ======

       (a)  TDL Securities

            The TDL Securities were acquired by Flextech in connection with the U S WEST Subscription. Flextech's rights to require U S WEST (UK) to repurchase the TDL Securities under a put/call agreement were pledged as security for the Flextech Bank Facility. On July 8, 1996, US WEST (UK) purchased the TDL Securities at a price per share of (Pounds)128.39 ($200.97). See notes 5 and 10.

       (b)  Certificates of Deposit

            During the second quarter of 1996 Bravo Ltd. invested its excess cash in certificates of deposit with a weighted average interest rate of 6.22% and with maturities of up to one year.

       (c)  DTH Ventures

            On November 20, 1995, TINTA announced its intention to form a strategic partnership with News Corp. and two of Latin America's leading media companies for the purpose of developing and operating a direct-to-home satellite service for the Latin American region. TINTA has also agreed to form similar partnerships with News Corp. and local media companies in the North American (primarily Mexico) and Brazilian regions. The Latin American, North American and Brazilian partnerships are collectively referred to as the "DTH Ventures". Through September 30, 1996, TINTA had contributed $13.4 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $55 million over the next three years in connection with the DTH Ventures.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

(d)       TeleWest Europe

          U S WEST Cable Europe, Inc. ("U S WEST Europe"), an indirect wholly-owned subsidiary of U S WEST, and the Company each own 50% of TeleWest Europe. TeleWest Europe owned a 91.7% paid-in interest in United Communications International ("UCI").

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

          In connection with the execution of the above-described agreement, the Company and U S WEST Europe agreed to initiate a course of action designed to result in the liquidation and dissolution of TeleWest Europe. In light of the terms of the above-described agreement and the partners' agreement to pursue the liquidation and dissolution of TeleWest Europe, the Company, effective January 1, 1996 discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition. Accordingly the Company's negative investment in TeleWest Europe has been reclassified to "Other investments" within the September 30, 1996 consolidated balance sheet.

          On September 27, 1996, TeleWest Europe sold to UPC its interest in UCI for an aggregate purchase price of $30 million. Subsequent to September 30, 1996, the Company received a cash distribution of $2.6 million and recognized a gain of $13 million in connection with the dissolution of TeleWest Europe.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

          During the first quarter of 1996, the Company received a $4.1 million payment from UPC in satisfaction of the Company's receivable from Swedish Cable that had been included in the Company's negative investment in TeleWest Europe. Such payment has been included in "Other, net" in the accompanying consolidated statement of operations for the nine months ended September 30, 1996.

(10)  Debt
      ----

      The components of debt are as follows (amounts in thousands):



                                   September 30,  December 31,
                                       1996           1995
                                   -------------  ------------

    TINTA:
     Debentures (a)                     $345,000            --
     CableVision Notes (b)                26,027        65,066
                                        --------       -------
                                         371,027        65,066
                                        --------       -------

    Subsidiaries:
     Flextech
       Flextech Bank Facility (c)             --        67,794
       STV Bank Credit Facility (d)           --            --
       Other                               1,000            --
                                        --------       -------
                                           1,000        67,794
                                        --------       -------

    CableVision
       Bank loans (e)                     43,438        58,166
       Other                               1,176         1,692
                                        --------       -------
                                          44,614        59,858
                                        --------       -------

                                        $416,641       192,718
                                        ========       =======

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

     (b) The CableVision Notes are secured by the Company's pledge of the stock representing its 51% interest in CableVision. The CableVision Notes bore interest at 10% until May 1, 1996, when interest began to accrue at a bank's prime rate plus 1% (9.25% at September 30, 1996). The CableVision Notes are scheduled to be repaid in equal monthly installments through March 31, 1997. See note 4.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     (c) Flextech entered into the Flextech Bank Facility in connection with the U S WEST Subscription. Borrowings pursuant to the Flextech Bank Facility were secured by Flextech's rights under a put/call agreement, which, among other matters, provided that Flextech had the right to require U S WEST (UK) to repurchase the TDL Securities. On July 8, 1996, US WEST (UK) purchased the TDL Securities. Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Facility. See notes 5 and 9.

     (d) Flextech entered into a second bank credit facility on August 30, 1995 (the "STV Bank Facility"). Borrowings pursuant to the STV Bank Facility are secured by the ordinary shares of STV that are owned by Flextech, and bear interest at variable rates. Subject to certain conditions, the STV Bank Facility provides for borrowing availability through August 30, 1998 not to exceed the lesser of (i) (Pounds)28 million ($43.8 million) or (ii) 66.67% of the market value of the STV ordinary shares that are pledged as security for the STV Bank
          Facility.   Flextech is also required to make quarterly payments with
          respect to an annual commitment fee of 3/8% of unborrowed funds.  See note 8.

     (e) Represents CableVision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of CableVision's bank debt at September 30, 1996 was 7.65%. Of the outstanding borrowings at September 30, 1996, $19.1 million and $24.3 million mature during the remainder of 1996 and the year ended December 31, 1997, respectively.

     With the exception of the Debentures, which had a fair value of $280.3 million at September 30, 1996, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at September 30, 1996.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements

     As described above, the Tax Sharing Agreement was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TINTA is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TINTA to the extent that the TINTA Tax Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by the TINTA Tax Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax bases of assets are inventoried and tracked for the entities comprising the TINTA Tax Group. In connection with the implementation of the Tax Sharing Agreement, TINTA recorded a decrease to its deferred income tax liability and an increase to its additional paid-in capital of $12.5 million. See note 12.

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

                                              September 30,   December 31,
                                                   1996           1995
                                             --------------  -------------
      TCI Note Receivable (a)                   $235,059             --
      TCI Credit Facility (b)                         --             --
      Non-Cash Intercompany Account (c)            7,428          2,990
      Cash Intercompany Account                   (5,960)        (2,618)
                                             --------------  -------------
                                                $236,527            372
                                             ==============  =============

      (a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at September 30, 1996). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the nine months ended September 30, 1996, interest income related to the TCI Note Receivable aggregated $10.8 million.

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

          Borrowings under the TCI Credit Facility, together with all accrued interest thereon, will be payable in full on April 25, 2000. Prior to April 25, 2000, borrowings repaid by TINTA under the TCI Credit Facility will be available for reborrowing, subject to certain conditions to borrowing. Borrowings under the TCI Credit Facility bear interest at 13% per annum. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice. Upon the closing of the IPO, the Company paid a $2 million commitment fee to TCI. Additionally, the TCI Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility.

     (c) At September 30, 1996, the Non-Cash Intercompany Account was comprised of $119,000 due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $7.5 million due from TCI with respect to the allocation of current intercompany income tax benefits pursuant to the Tax Sharing Agreement (the "TCI Tax Receivable"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. See note 11. As described below, changes in the TCI Compensation Liability have been included in the accompanying statements of operations.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     Other Related Party Transactions

     Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI. Estimates of the compensation relating to the options and/or stock appreciation rights granted to employees of TINTA have been recorded in the accompanying financial statements, but are subject to future adjustments based upon the market value of the underlying TCI common stock and, ultimately, on the final determination of market value when the rights are exercised. Such estimates resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $(1.8 million) and $1.2 million during the nine months ended September 30, 1996 and 1995, respectively.

     TCI allocates its corporate expenses to its business units based upon the estimated cost of general and administrative services provided to the respective divisions. The amounts allocated to the Company for the nine months ended September 30, 1996 and 1995 aggregated $2.4 million and $1.4 million, respectively. Following the completion of the IPO, such allocations were made pursuant to a services agreement between TCI and TINTA.

     The Consolidated Puerto Rico Entities purchase programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Consolidated Puerto Rico Entities, aggregated $3.4 million and $2.5 million during the nine months ended September 30, 1996 and 1995, respectively. Through December 31, 1995, the Consolidated Puerto Rico Entities also had management arrangements with certain subsidiaries of TCI whereby such subsidiaries' management provided administrative services. As compensation for these services, the Consolidated Puerto Rico Entities paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $493,000 during the nine months ended September 30, 1995. The above-described programming and management fee charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

     CableVision purchases programming services from certain affiliates. The related charges generally are based upon the number of CableVision's subscribers that receive the respective services. During the nine months ended September 30, 1996 and 1995, such charges aggregated $9.0 million and $3.1 million, respectively. Additionally, certain of CableVision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $3.1 million and $1.2 million during the nine months ended September 30, 1996 and 1995, respectively. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

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

     Flextech has a production and output agreement with Hallmark Entertainment, Inc., a subsidiary of Hallmark ("Hallmark Entertainment"), whereby Hallmark Entertainment will, on behalf of Flextech, produce in Europe for Flextech up to 30 made-for-television films and six animated projects for use in both the UK and certain European territories. In addition, Flextech entered into an agreement to acquire UK television rights to 70 made-for-television movies, 6 mini-series and four other series from Hallmark Entertainment's U.S. network television production output (collectively, the "Hallmark Programming"). Through September 30, 1996, Hallmark Programming with an aggregate contractual value of (Pounds)18.0 million ($28.2 million) has been delivered to Flextech. At September 30, 1996, it is estimated that Flextech's remaining commitments to purchase Hallmark Programming will be (Pounds)3.7 million ($5.8 million). Flextech also has agreed to purchase certain programming from STV during the next two years. Flextech's aggregate remaining obligations at September 30, 1996 under such STV programming agreements were expected to range from (Pounds)2.3 million ($3.6 million) to (Pounds)7.3 million ($11.4 million).

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

     For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 7, 8 and 9.

     Certain of the agreements underlying the Flextech Transactions (see note 5) provide that if the Flextech Non-Preference Shares do not become convertible into Flextech ordinary shares by June 1, 1997, Crown and/or U S WEST (UK) can require the Company, at any time, to purchase all of their Flextech Non-Preference Shares for a price equal to the then current market price per share of the Flextech Ordinary Shares.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


     In connection with Flextech's August 1995 acquisition of a 33.3% ownership interest in Preview, Flextech entered into a shareholders' agreement with Infinity Investments B.V. ("Infinity"), the owner of the remaining 66.7% interest in Preview, pursuant to which Flextech will have the right to require Infinity to sell to Flextech (the "Call Option"), and Infinity will have the right to require Flextech to purchase (the "Put Option"), Infinity's entire interest in Preview at a price equal to a multiple of the average of Preview's consolidated profit (before interest and taxes) for the fiscal years ended May 31, 1998, 1999 and 2000, subject to a maximum purchase price of NGL 100 million ($58.5 million) and a minimum purchase price of NGL 50 million ($29.2 million). The Call Option and the Put Option are exercisable at any time between June 1, 2000 and December 31, 2000, subject to the approval of Flextech's shareholders, if such approval is required under the Listing Rules of the London Stock Exchange at the time of exercise. If the Put Option is exercised and Flextech's shareholders do not give such approval, Flextech has agreed to pay NGL 5 million ($2.9 million) to Infinity, though in this case, the last date for exercise of the Call Option will be extended to December 31, 2002, and such payment will be treated as a (Pounds)2 million ($3.1 million) payment on account of the purchase price payable upon exercise of the Call Option.

     As previously reported, TINTA has adopted the Tele-Communications International, Inc. 1995 Stock Plan (the "1995 Plan"). In addition, on April 11, 1996, the Board of Directors of TINTA adopted a stock option plan for the Company's directors (the "Director Plan"). The Director Plan provides for grants to be made of options to purchase a maximum of one million shares of Series A Common Stock. Under the Director Plan, each of the Company's five directors who were not employees of the Company or any subsidiary of the Company as of April 11, 1996 has been granted an option to purchase 50,000 shares of Series A Common Stock. The options vest evenly over a five year period. At September 30, 1996 there were 1,642,000 shares of Series A Common Stock reserved for issuance pursuant to grants under the 1995 Plan and the Director Plan.

     Flextech has granted to certain employees under its 1992 and 1995 stock option schemes, options to purchase approximately (i) 535,000 Flextech Ordinary Shares at a per share price of (Pounds)3.24 ($5.07), (ii) 460,000 Flextech Ordinary Shares at a price per share of (Pounds)5.03 ($7.87),
     (iii) 150,000 Flextech Ordinary Shares at a price per share of (Pounds)3.775 ($5.91) and (iv) 15,000 Flextech Ordinary Shares at a price per share of (Pounds)5.06 ($7.92) (the "Flextech Milestone Options"). The Flextech Milestone Options are exercisable during various periods from 1997 to 2006, only if certain performance conditions are satisfied. As none of the performance conditions have been satisfied, Flextech has not yet recorded any compensation expense with respect to the Flextech Milestone Options. The Company is unable to predict the extent, if any, that compensation expense will be incurred with respect to the Flextech Milestone Options.

     In July 1995, Flextech shareholders approved the adoption of a sharesave scheme (the "Sharesave Scheme") that, under certain circumstances, could cause Flextech to record compensation expense. At September 30, 1996, approximately 210,000 Flextech Ordinary Shares had been granted to employees under the Sharesave Scheme. Through September 30, 1996, compensation expense with respect to the Sharesave Scheme was not material.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNAITONAL, INC.
                                 (See note 1)

                         Notes to Financial Statements


(14)  Subsequent Event
      ----------------

      On October 1, 1996 CableVision acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC") for a preliminary purchase price of $109 million. Cash consideration of $44 million was paid at closing. An additional cash payment of $22 million is due on December 1, 1996 and the remaining purchase price will be satisfied by CableVision's issuance of $43 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes will be repaid in 21 consecutive equal monthly installments commencing on January 10, 1997 and will accrue interest at a bank's prime rate at the date of closing, plus one percent. The OCC Notes are secured by the pledge of 51% of the stock of OCC. OCC serves approximately 90,000 basic subscribers in the west of Greater Buenos Aires, Argentina.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Management's Discussion and Analysis  of Financial Condition and
----------------------------------------------------------------
  Results of Operations
  ---------------------

General
-------

    The following discussion and analysis should be read in conjunction with the Company's financial statements, included elsewhere herein, and the Management's
                                                                   ------------
Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------
included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. With respect to trends, risks and uncertainties affecting the Company's results of operations and financial condition, the following discussion addresses only changes in such matters that have occurred during 1996 through the date of this Quarterly Report on Form 10-Q.

    As described in greater detail below, the Company reported net losses of $101.9 million and $63.2 million during the nine months ended September 30, 1996 and 1995, respectively. Such net losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

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

    On April 22, 1996, Flextech acquired from IFE (i) the 61% ownership interest in the Family Channel, which Flextech did not already own and (ii) a 100% ownership interest in TVS. On April 10, 1996, Flextech acquired an indirect controlling interest in the "infomercial" business of HSN Direct. For a more detailed description of these transactions, see note 4 to the accompanying financial statements. The Family Channel, TVS and HSN Direct have been included in the Company's financial statements since their respective dates of acquisition. Flextech's 51%-owned subsidiary, PBTV, commenced operations in November 1995 with the launch of Playboy TV. The following table sets forth summary information with respect to the results of operations for the Family Channel, TVS and HSN Direct (as adjusted for the effects of purchase accounting) from the respective acquisition dates through September 30, 1996 and for PBTV from January 1, 1996 through September 30, 1996 (amounts in thousands):

           Revenue                             $ 28,328
           Operating costs and expenses         (35,190)
           Depreciation and amortization         (2,232)
                                               --------
           Operating loss                      $ (9,094)
                                               ========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

General (continued)
-------------------

   On April 25, 1995, the Company acquired a 51% ownership interest in CableVision. In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and CableVision has been included in the Company's financial statements since the April 25, 1995 acquisition date. At September 30, 1996, CableVision owned cable television systems serving approximately 464,000 basic subscribers. The following table sets forth summary information with respect to CableVision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (amounts in thousands):

                                                                   April 25, 1995
                                           Nine months ended          through
                                           September 30, 1996    September 30, 1995
                                          --------------------  --------------------

Revenue                                      $133,323    100 %   $ 74,435    100   %
Operating costs and expenses
  before depreciation and
  amortization                                (79,239)   (59)%    (41,406)   (56)  %
                                             --------    ----    --------     -----
Operating income before depreciation
  and amortization(1)                          54,084     41 %     33,029     44   %

Depreciation and amortization                 (27,831)   (21)%    (15,143)   (20)  %
                                             --------    ----    --------     -----

Operating income                             $ 26,253     20 %   $ 17,886     24   %
                                             ========    ====    ========     =====


__________________

(1) Operating income before depreciation and amortization ("Operating Cash Flow") is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

     Through the third quarter of 1995, the Company included CableVision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's consolidated statements of operations and cash flows for the three and nine months ended September 30, 1996 include CableVision's and Flextech's results of operations and cash flows for such periods, and the Company's combined statements of operations and cash flows for the three and nine months ended September 30, 1995 include (i) Flextech's operating results and cash flows for the three and nine months ended August 31, 1995, and (ii) CableVision's operating results and cash flows for the three months ended September 30, 1995 and the period following the April 25, 1995 acquisition date through September 30, 1995. See note 4 to the accompanying financial statements.

     The IFE Acquisitions, HSN Acquisition, CableVision Acquisition and the launch of Playboy TV detract from the period to period comparability of revenue and expense amounts. See "Material Changes in Results of Operations" below.
                         -------------------------------------------
Similarly, these acquisitions and certain other transactions have also impacted the Company's liquidity and capital resources. See note 4 to the accompanying financial statements, and "Material Changes in Financial Condition" below.
                           -----------------------------------------
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Results of Operations
-----------------------------------------

  Revenue
  -------

  Cable revenue increased $60.9 million or 67% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the CableVision Acquisition, as described under "General" above, and a 7% increase in CableVision's average
                    -------
number of basic subscribers, which was partially offset by a decrease in rates resulting from promotional packages offered in response to increasing competition. See related discussion. An increase in the revenue of the Consolidated Puerto Rico Entities accounted for the remaining increase in cable revenue. Such increase is due primarily to a 7% increase in basic subscribers of the Consolidated Puerto Rico Entities.

  The areas serviced by CableVision are also serviced by other cable providers. During the second quarter of 1996 one of these cable providers began offering cable services at rates substantially below that charged by CableVision. Although CableVision has offered promotional packages in response to such competition, the Company cannot otherwise predict the impact competition will have on CableVision's result of operations.

  Programming revenue increased $35.9 million or 113% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. A significant portion of such increase is attributable to the inclusion of the Family Channel, HSN Direct, PBTV and TVS in the Company's results of operations, as described under "General" above. Additionally, 31% and 16% increases in the
                    -------
revenue generated by Bravo Ltd. and Starstream, respectively, contributed to such increase. Substantially all of the increase in Bravo Ltd's revenue is attributable to a 25% gain in the viewership of Bravo and to an increase in the revenue per viewer of Bravo. The higher revenue per viewer of Bravo is primarily attributable to a price increase in April 1996 and to increased advertising revenue. The increase in Starstream's revenue is primarily attributable to an increase in the average price received for TCC and a 3% gain in viewership from 1995 to 1996. In connection with Flextech's August 1995 acquisition of an ownership interest in a programming service that has a target audience in Holland similar to that of TCC, it was agreed that, effective January 1, 1996, TCC would discontinue providing service to approximately 850,000 viewers in Holland. The January 1, 1996 loss of such viewers in Holland largely offset the viewership gains experienced by TCC through December 31, 1995.

  Operating Costs and Expenses
  ----------------------------

  Cable operating costs and expenses increased $35.8 million or 63% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the CableVision Acquisition, as described under "General" above, and an increase in
                                             -------
CableVision's programming costs. Such increased programming costs are attributable to a higher number of subscribers and an increase in rates due to the renewal of certain programming agreements as further described below. An increase in the operating costs and expenses of the Consolidated Puerto Rico Entities accounted for the remaining increase in cable operating costs and expenses.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

  Programming operating costs and expenses increased $41.9 million or 102% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. Such increase is attributable to (i) the inclusion of the Family Channel, HSN Direct, PBTV and TVS in the Company's 1996 results of operations, as described under "General" above, and (ii) increased
                                           -------
programming costs. Increases in programming costs are attributable to (i) the amortization of the cost of programming rights acquired by Flextech in 1995 and 1996 pursuant to an agreement with Hallmark Entertainment and (ii) the acquisition of higher quality programming for Bravo and TCC as part of Flextech's efforts to increase the viewership of such services. It is anticipated that the amortization of the costs associated with the programming delivered by Hallmark Entertainment and STV will represent a significant component of programming costs and expenses in future periods. For information concerning Flextech's commitments pursuant to such programming rights agreements, see note 13 to the accompanying financial statements.

  During the second quarter of 1996, the Company revised its estimate of future revenue to be earned from certain programming rights. As a result of such revisions, the Company has recorded an adjustment of $8.7 million to reduce the carrying value of the affected programming rights.

  TINTA incurred corporate general and administrative expenses of $9.4 million and $6.1 million during the nine months ended September 30, 1996 and 1995, of which $2.4 million and $1.4 million, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Corporate general and administrative expenses represented 4% and 5% of revenue for the nine months ended September 30, 1996 and 1995, respectively.

  Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are reflected in the Company's statements of operations. Estimated increases (decreases) in such compensation liabilities aggregated $(3.2 million) and $1.2 million during the nine months ended September 30, 1996 and 1995, respectively. Such estimated compensation liabilities are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

  The $15.4 million or 65% increase in depreciation and amortization expense during the nine months ended September 30, 1996, as compared to the corresponding prior year period, is the result of increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions and capital expenditures.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

  Other Income and Expense
  ------------------------

  Telewest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred losses since its inception. It is expected that the current construction requirements of Telewest will be substantially complete within the next five years. As described in note 7 to the accompanying financial statements, the Company's indirect ownership interest in Telewest decreased from 38% to 26.8% in October 1995. Despite such decreased ownership interest, the Company's share of Telewest's net losses increased $56.4 million or 132% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. In general, such increase is attributable to higher amounts of depreciation, amortization and interest expense. Included in the increase are the Company's share of certain effects of the SBCC Transaction. In connection with the SBCC Transaction, Telewest received net cash proceeds of $1.2 billion upon the issuance of the Telewest Debentures. In light of the issuance of the Telewest Debentures and Telewest's use of purchase accounting to account for the SBCC Transaction, Telewest's depreciation, amortization and interest expense were significantly higher in the first nine months of 1996 as compared to the amounts incurred by Old Telewest during the corresponding prior year period. In addition, Telewest experienced a (Pounds)55.2 million ($84.6 million using the applicable exchange rate) foreign currency transaction loss during 1996 which resulted from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

  The Company's share of the losses of the Other Affiliates increased $16.9 million or 45% during the nine months ended September 30, 1996, as compared to the corresponding prior year period. The majority of such increase is attributable to (i) increased losses of certain of its affiliates in 1996, (ii) the Company's share of losses of affiliates that were acquired subsequent to September 30, 1995, and (iii) a $1.4 million change in the Company's share of Telewest Europe's operating results. As further described in note 9 to the accompanying financial statements, the Company, effective January 1, 1996, discontinued accounting for Telewest Europe using the equity method, and began accounting for Telewest Europe as an investment held for disposition. For additional information concerning the Other Affiliates, see note 8 to the accompanying financial statements.

  The minority interests' share of net losses was $18.7 million and $11.7 million during the nine months ended September 30, 1996 and 1995, respectively. None of CableVision's $65.0 million of net liabilities at the April 25, 1995 acquisition date, and none of CableVision's post-acquisition operating results have been allocated to CableVision's 49% minority interest because (i) the CableVision minority interest has no obligation to provide any funding to CableVision and (ii) the minority interest continued to have a negative historical cost basis in CableVision's net assets at September 30, 1996. To the extent that CableVision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in CableVision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the nine months ended September 30, 1996 and 1995, the Company would have allocated $12.9 million and $8.0 million, respectively, of CableVision's net earnings (exclusive of the effects of purchase accounting) to the minority interest.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

  The Company recognized foreign currency transaction gains (losses) of $4.1 million and $(1.1 million) during the nine months ended September 30, 1996 and 1995, respectively. The 1996 amount includes a $3.4 million unrealized gain with respect to the remeasurement into the U.S. dollar of the French franc denominated MultiThematiques Obligation. Foreign currency transaction losses of $719,000 were realized by the Company in connection with Flextech's August 1995 repayments of a portion of intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

  Income Taxes
  ------------

  The Company's income tax benefit was $42.4 million and $21.2 million during the nine months ended September 30, 1996 and 1995, respectively. A Tax Sharing Agreement among TINTA, TCI and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocations of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. For additional information, see note 11 to the accompanying financial statements.

Material Changes in Financial Condition
---------------------------------------

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

  The Company's operating activities provided cash of $4.5 million and $19.8 million during the nine months ended September 30, 1996 and 1995, respectively. Although the operating activities of CableVision (which became a 51% owned subsidiary of TINTA on April 25, 1995) and the Consolidated Puerto Rico Entities historically have generated positive cash flow, the Company believes that the operating activities of TINTA will produce net cash flow deficits in the foreseeable future. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the cash balances of the Company's foreign subsidiaries are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries, and, other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA. Accordingly, there can be no assurance that the Company will have access to any cash generated by its foreign operating subsidiaries and affiliates. In this regard, $27.9 million of the Company's cash balances were held by foreign subsidiaries at September 30, 1996.

                                                                     (continued)

                    TELE-COMMUNICATONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)


Material Changes in Financial Condition (continued)
---------------------------------------------------

  During the nine months ended September 30, 1996 and 1995, cash used by the Company's investing activities aggregated $109.3 million and $377.4 million, respectively. Such amounts include $122.1 million and $139.2 million, respectively, which were used by the Company to fund investments in, and loans to, affiliates. See the statements of cash flows included in the accompanying financial statements.

  The Company expects that it will continue to have significant cash requirements with respect to its investing activities. In this regard the Company, as of September 30, 1996, is contractually obligated to make loans or capital contributions to its affiliates as follows:

                                                    Commitment      U.S. dollar
                                                     amount at     equivalent at
                                                   September 30,   September 30,
Affiliate                         Currency             1996            1996
---------                         --------         -------------   -------------
                                                       amounts in thousands

Liberty/TINTA LLC (1)            U.S. dollar      $        29,000        $29,000
Flextech Affiliates (2)      UK pounds sterling
                                ("(Pounds)")      (Pounds)  8,902         13,934
BIP Chile (3)                    U.S. dollar      $         8,990          8,990
Other                              Various                                 5,357
                                                                         -------
                                                                         $57,281
                                                                         =======
---------------

(1) Represents the Company's aggregate unfunded obligations to make additional capital contributions. See below and note 8 to the accompanying financial statements.

(2) Represents 100% of Flextech's aggregate unfunded obligations to provide debt and equity financing to the Flextech Affiliates.

(3) Represents the Company's aggregate unfunded obligations to provide equity financing to BIP Chile.

  At September 30, 1996, the Company and Sumitomo had satisfied substantially all of the contractual funding requirements with respect to Jupiter. The Company and Sumitomo are currently discussing the need to provide additional funding to Jupiter. See note 8 to the accompanying financial statements.

  On November 20, 1995, TINTA announced its intention to form a strategic partnership with News Corp. and two of Latin America's leading media companies for the purpose of developing and operating a direct-to-home satellite service for the Latin American region. TINTA has also agreed to form similar partnerships with News Corp and local media companies in the North American (primarily Mexico) and Brazilian regions. The Latin American, North American and Brazilian partnerships are collectively referred to as the "DTH Ventures". Through September 30, 1996, TINTA had contributed $13.4 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $55 million over the next three years in connection with the DTH Ventures.

  The $67.2 million U.S. dollar equivalent of the estimated net present value of the additional capital contributions that TINTA is required to make to MultiThematiques through December 1997 has not been reflected in the foregoing table since such amount has been reflected as a liability in the Company's September 30, 1996 consolidated balance sheet. See note 8 to the accompanying financial statements for additional information concerning the MultiThematiques Obligation.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

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

    Although Telewest has required significant amounts of capital in order to fund its construction program and operating losses, the Company has not provided any funding to Telewest since 1994. The Company has no present intention to make any significant additional capital contributions or loans to Telewest in order to assist Telewest in meeting its existing liquidity requirements.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

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

    In February 1996, the Company and Sumitomo formed JPC. In connection therewith, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of (Yen)444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network. See note 8 to the accompanying financial statements.

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

    TINTA, Liberty and News Corp. formed the Sports Venture to conduct a sports programming business on a multinational basis, excluding the United States and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by the LLC. TINTA contributed to the LLC $49.0 million and its 35% equity interest in Torneos. Liberty contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. TINTA is obligated to make an additional cash contribution of $29.0 million to the LLC to fund the operations of the Sports Venture. For additional information, see note 8 to the accompanying financial statements.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

     On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. The parties anticipate that TINTA will assign to the Sports Venture the portions of this agreement which fit within the geographic area and business plan of the Sports Venture. The minimum periodic payments associated with the Sports Venture Rights has not yet been determined. Pending the assignment of the Sports Venture Rights to the Sports Venture, News Corp. has agreed to reimburse the LLC for 50% of any payments made with respect to the Sports Venture Rights. Through September 30, 1996 the payments made under the TINTA/Torneos Sports Agreement totaled $7.3 million. Such payments were made entirely by the LLC. For additional information, see note 8 to the accompanying financial statements.

     On April 30, 1996, TINTA issued 473,373 shares of Series A Common Stock to Canal + for an aggregate cash purchase price of $10 million.

     In April 1996, Flextech entered into an agreement in principle with respect to a joint venture with Sony Entertainment, Time Warner and Ole for the launch of "Mundo Ole" a digital satellite delivered channel broadcast to Latin America and Brazil. The amount of Flextech's funding commitment to the joint venture has not yet been determined. For additional information, see note 8 to the accompanying financial statements.

     On July 8, 1996, US WEST (UK) purchased the TDL Securities at a price per share of (Pounds)128.39 ($200.97). Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Facility. See notes 9 and 10 to the accompanying financial statements.

     On October 1, 1996 CableVision acquired 99.99% of the issued and outstanding capital stock of OCC for a preliminary purchase price of $109 million. Cash consideration of $44 million was paid at closing. An additional cash payment of $22 million is due on December 1, 1996 and the remaining purchase price will be satisfied by CableVision's issuance of the OCC Notes. For additional information, see note 14 to the accompanying financial statements.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             (See note 1 to the accompanying financial statements)

Material Changes in Financial Condition (continued)
---------------------------------------------------

     At September 30, 1996, $28.5 million of the Company's $29.9 million of cash and cash equivalents were held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $1.4 million at September 30, 1996. TINTA believes that such cash and cash equivalents, the net cash proceeds from the sale of the Debentures (a portion of which have been loaned to TCI as described above), borrowing availability pursuant to the TCI Credit Facility and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA, including required payments under certain share repurchase, guarantee and indemnification agreements, that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
-------  ------------------

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended September 30, 1996 to which the Company or any of its consolidated subsidiaries is a party or which any of its property is subject.

Item 4.  Submission of Matter to a Vote of Security Holders.
-------  ---------------------------------------------------

         At the Annual Meeting of Stockholders held on September 9, 1996, the following matters were voted upon by the stockholders of Tele-Communications International, Inc.:

         1. The election of Tomiici Akiyama to the Board of Directors by 99.9% of the votes cast at such meeting (114,769,182 for; 100,335 withheld), the election of Jerome H. Kern to the Board of Directors by 99.7% of the votes cast at such meeting (114,556,182 for; 313,335 withheld) and the election of Adam N. Singer to the Board of Directors by 99.9% of the votes cast at such meeting (114,721,102 for 148,415 withheld). Election of directors required a plurality of the votes of the outstanding shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class. Additionally, subsequent to the meeting, Messrs. Paul A. Gould, Pierre Lescure, John C. Malone and Fred A. Vierra continued to serve as members of the Board of Directors subject to re-election over staggered three year terms.

          2. To consider and vote upon a proposal to approve the Tele-Communications International, Inc. 1995 Stock Incentive Plan. Such proposal required the affirmative vote of a majority of the combined voting power of the outstanding shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class (216,615,401 votes for, 3,474,241 votes against and 79,875 abstentions), and a majority of the combined number of shares of Tele-Communications International Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class (111,315,401 votes for, 3,474,241 votes against and 79,875 abstentions).

          3. To consider and vote upon a proposal to approve the Tele-Communications International, Inc. 1996 Non-employee Director Stock Option Plan. Such proposal required the affirmative vote of a majority of the combined voting power of the outstanding shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class (218,106,582 votes for, 1,981,960 votes against and 80,975 abstentions), and a majority of the combined number of shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class (112,806,582 votes for, 1,981,960 votes against and 80,975 abstentions).

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)  Exhibits

              10  - Material Contracts

                    10.1 - Stock Purchase Agreement by and among Eduardo
                           Eurnekian and Natalio Wende owners of Oeste Cable Color S.A. and CableVision S.A.

                    10.2 - Deed of Guarantee and Indemnity and Subordination by
                           Independent Newspapers, plc, Tele-Communications International, Inc., and United and Philips Communications, B.V. as Guarantors in favour of the Governor and Company of the Bank of Ireland.

              27  - Financial Data Schedule

         (b) Reports on Form 8-K filed during quarter ended September 30, 1996 - none

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TELE-COMMUNICATIONS INTERNATIONAL, INC.



Date: November 14, 1996             By: /s/ Fred A. Vierra
                                        ---------------------------------------
                                            Fred A. Vierra
                                             Chief Executive Officer


Date: November 14, 1996             By: /s/ Graham Hollis
                                        ---------------------------------------
                                            Graham Hollis
                                             Vice President and
                                              Chief Financial Officer
                                               (Principal Financial Officer and
                                                  Chief Accounting Officer)