Form 10-K405
period 1996-12-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1997-03-19
CIK 945027

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____

Commission File Number 0-26264

                  TELE-COMMUNICATIONS INTERNATIONAL, INC.
                  ---------------------------------------
          (Exact name of Registrant as specified in its charter)

           State of Delaware                              84-1289408
   ---------------------------------                ---------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification Number)

           5619 DTC Parkway
         Englewood, Colorado                                 80111
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
           Series A Common Stock, par value $1.00 per share

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Tele-Communications International, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether Tele-Communications International, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications International, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1997, was $319,645,232.

     The number of shares outstanding of Tele-Communications International Inc.'s common stock (net of shares held in treasury) as of January 31, 1997, was

                Series A Common Stock - 106,950,873 shares; and
                   Series B Common Stock - 11,700,000 shares

                 TELE-COMMUNICATIONS INTERNATIONAL, INC.
                     1996 ANNUAL REPORT ON FORM 10-K

                            Table of Contents

                                                                       Page
                                                                       ----
                                 PART I

Item 1.    Business .................................................  I-1

Item 2.    Properties ...............................................  I-60

Item 3.    Legal Proceedings ........................................  I-60

Item 4.    Submission of Matters to a Vote of Security Holders ......  I-60

                                PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters ............................  II-1

Item 6.    Selected Financial Data ..................................  II-2

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................  II-5

Item 8.    Financial Statements and Supplementary Data ..............  II-26

Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ....................  II-26

                                PART III

Item 10.   Directors and Executive Officers of the Registrant .......  III-1

Item 11.   Executive Compensation ...................................  III-4

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management .........................................  III-13

Item 13.   Certain Relationships and Related Transactions ...........  III-18

                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ....................................  IV-1

                                        PART I.

ITEM 1.  Business

         (a)     General Development of Business.

         Tele-Communications International, Inc. ("TINTA", and together with its consolidated subsidiaries, the "Company" unless the context indicates otherwise) operates multi-channel video and telecommunication distribution networks in, and provides diversified programming services to, selected markets outside the United States (sometimes referred to herein as the "U.S."). The activities of the Company are concentrated in Europe, Latin America and The Caribbean and Asia, Australia and New Zealand, with particular focus at present on the United Kingdom (sometimes referred to herein as the "UK"), Argentina and Japan. The Company has ownership interests in companies operating broadband networks that, at December 31, 1996, provided cable television service to an aggregate of approximately 2.9 million basic subscribers and, in the United Kingdom, provided telephone service over approximately 947,000 telephone lines. The Company also has ownership interests in or manages 39 cable and satellite programming services, which at December 31, 1996, were received by subscribers in various countries outside of the U.S.

         TINTA is a majority-owned subsidiary of Tele-Communications, Inc. ("TCI"). At December 31, 1996, TCI owned 83% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding common stock. TCI, through its subsidiaries and affiliates (other than TINTA), is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems.

         As noted above, the Company has ownership interests in companies that operate in various foreign countries and that prepare their financial statements in the applicable local functional currency. Merely for convenience, the following discussion contains translations of the local functional currency of the Company's subsidiaries and equity affiliates into U.S. currency at the applicable rate (as published in The Wall Street Journal) in effect on the dates specified herein or, if not so specified, on December 31, 1996. No representation is made that any of such local functional currencies have been, could have been or could be converted into U.S. dollars at such rates. The applicable rates at December 31, 1996 for the UK pound sterling ("L" or "pounds") and the Japanese yen ("Y") were $1.7125 per L.1.00 and Y115.85 per $1.00, respectively. At March 13, 1997, such applicable rates were $1.5965 per L.1.00 and Y123.37 per $1.00, respectively.

         Certain statements included in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multichannel video distribution; uncertainties inherent in proposed business strategies and development plans, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         Effective February 1, 1996, the Company acquired the rights to distribute The Sega Channel in 20 European countries, New Zealand and Australia and expects that Flextech p.l.c. ("Flextech"), a UK company in which the Company held a 46.5% ownership interest and a 50.9% voting interest at December 31, 1996, will assist the Company in bringing The Sega Channel to additional markets. The Sega Channel was the first video game channel to be distributed on cable television systems. A subsidiary of TCI owns an interest in a joint venture which produces and markets The Sega Channel in the United States.

         On February 7, 1996, Cordillera Comunicaciones Limitada ("Cordillera") (a 50%-owned affiliate of the Company's 80%-owned affiliate Bresnan International Partners (Chile), L.P. ("BIP-Chile")), and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in 1996 and $13 million was received in 1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. As a result of the foregoing transactions, CTC is
(i) servicing 77 analog channels and any additional channels acquired by Metropolis-Intercom, (ii) to expand and operate the Acquired Distribution Assets and (iii) providing technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The aforementioned service agreement has a term of 30 years (with an option to renew) and the associated payments to CTC are based on capacity utilized and other specified factors.

         On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of its 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Tele-Communications International, Inc. Series A Common Stock, $1 par value per share ("Series A Common Stock") at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures are redeemable by TINTA, in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note.
Amounts outstanding under the promissory note ($176.5 million at December 31, 1996) bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities and principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. The net proceeds from the Debentures that have been expended through December 31, 1996 were used to fund capital contributions to the Company's affiliates and to fund certain other liquidity requirements of the Company.

         In February 1996, the Company and Sumitomo Corporation ("Sumitomo") announced the formation of a joint venture to create Japan's first multi-channel programming company. The company, which is named Jupiter Programming Co., Ltd. ("JPC"), is owned equally (50/50) by the Company and Sumitomo. At December 31, 1996, each of the Company and Sumitomo had made contributions to JPC of Y850 million ($7.8 million using the applicable exchange rates). Additionally, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of Y444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

         During 1996, JPC launched three channels in the Japanese market. On February 18, 1997, JPC announced its acquisition of the distribution rights for all of Japan's premier soccer league matches (the "J-League"). These distribution rights, which are exclusive for both cable and direct-to-home ("DTH") satellite distribution during the first year and for cable distribution thereafter, are effective for five years and include coverage of J-League games as well as J-League championship games. In February 1997, JPC signed an agreement with another TINTA affiliate to create two thematic channels in Japan. See related discussion below.

         On April 10, 1996, Flextech made an initial capital contribution of L.525,000 ($899,000) and assumed certain liabilities in connection with the acquisition of an indirect controlling interest in the "infomercial" business of HSN Direct International Limited ("HSN Direct") from the Home Shopping Network, Inc., an affiliate of TCI, and certain individuals (the "HSN Acquisition"). In connection with the HSN Acquisition, Flextech loaned $4.9 million to HSN Direct. TINTA paid $2.2 million to Flextech for 20% of Flextech's interest in the acquired business. As a result, Flextech owns 63% and TINTA owns 15.7% of HSN Direct.

         On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE"), an affiliate of TCI, (i) the 61% ownership interest in Maidstone Broadcasting (formerly the International Family Channel
UK) which Flextech did not already own and (ii) a 100% ownership interest in TVS Television Limited ("TVS"). Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was L.31.4 million ($47.8 million using the applicable exchange rate), of which L.3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 of its convertible non-preference shares (the "IFE Consideration Shares") to IFE. In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares had not become convertible into Flextech ordinary shares ("Flextech Ordinary Shares") by that date. In connection with Flextech's agreement to form joint ventures with BBC Worldwide Limited, and to enter into certain related transactions (as described below), the IFE Consideration Shares are to be converted into Flextech Ordinary Shares, thereby eliminating TINTA's put obligation with respect to the convertibility of such shares.

         Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture") to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty (the "LLC"). As of December 31, 1996, TINTA had contributed to the LLC $49.0 million in cash and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by the Sports Venture).

         TINTA may make additional cash contributions totaling $29.0 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

         On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games).

         Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have agreed to pay their respective portion of any payments made with respect to the Sports Venture Rights. Through December 31, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $9.4 million.

         On October 1, 1996, Cablevision S.A. ("Cablevision"), a 51%-owned subsidiary of the Company, acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC"), a cable television operator in the west of the greater Buenos Aires metropolitan area, for a purchase price of $112.2 million. Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was made on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes will be repaid in 21 consecutive equal monthly installments commencing on January 10, 1997 and will accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC. At December 31, 1996, OCC served approximately 90,000 basic subscribers.

         On December 20, 1996, Jupiter Telecommunications Co., Ltd. ("Jupiter"), a 40%-owned joint venture with Sumitomo, began testing telephone services over its cable infrastructure in its Suginami franchise (a Western suburb of Tokyo). These telephony trials are being conducted pursuant to a license granted by Japan's Ministry of Post and Telecommunications (the "MPT") in October 1996 and the trials are expected to be expanded to offer full telephone services on a commercial basis beginning in mid-1997. Commercial applications will include local and long distance telephone calling, internet access and data services in addition to the cable television services already being provided. Jupiter has signed interconnect agreements with Nippon Telephone and Telegraph ("NTT") and several other carriers which will enable routing of its long distance and international calls.

         On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of Bresnan International Partners (Poland), L.P. ("BIP Poland"), (i) TINTA converted the principal balance of its revolving loan to BIP Poland ($23.8 million) to equity and made an additional equity contribution of $10 million and (ii) BCI Poland, Inc. ("BCI Poland"), an entity in which the Company has no ownership interest, and which, prior to December 31, 1996, held a 20% general partnership interest in BIP Poland, contributed $18.5 million to BIP Poland thereby reducing the Company's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31, 1996, the Company's Unreturned Capital in BIP Poland was $34.8 million. BIP Poland used $25.2 million of the above-described cash contribution to fund the December 31, 1996 acquisition of a cable television system serving areas of the City of Warsaw, Poland.

         On March 17, 1997, Flextech announced that it had reached agreements with (i) BBC Worldwide Limited ("BBC Worldwide") to form two separate joint ventures (the "BBC Joint Ventures") and (ii) the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") (the producers of UK Living and UK Gold, respectively) to acquire all of the share capital in those two companies not already owned by Flextech and the Company. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide will each have a 50% interest in this venture. The Principal Joint Venture has committed to the launch of at least 4 new theme channels by September 30, 1998. The other joint venture (the "Second Joint Venture") will acquire 65% of the share capital of UKGL (following Flextech's acquisition of the UKGL share capital, as described above), with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide will have a 50% interest in that venture. The creation of the BBC Joint Ventures is subject to a number of conditions, including approval of various resolutions by the shareholders of Flextech at an extraordinary general meeting to be held on April 15, 1997, and approval by the UK Department of National Heritage. No assurances can be given that such approvals will be obtained.

         Flextech is also reviewing a possible investment in European Channel Management and European Channel Broadcast, which market and own distribution rights to the British Broadcasting Corporation's theme channels, BBC World and BBC Prime. Pending the making of such investment, Flextech will loan these two companies L.5 million ($9 million) on an interest free basis for four months. If no investment is made by Flextech by the end of such four month period, then the loan will begin to bear interest at 2% over LIBOR, compounded quarterly.

         An affiliate of the BBC will be responsible for the scheduling, programming and presentation of the channels to be operated by the BBC Joint Ventures, while Flextech will be responsible for providing distribution, air-time sales, off-air marketing and management services to the two joint ventures. Program license agreements will be entered into by each joint venture, under which they will be entitled to acquire licenses to broadcast programs originated by the BBC after their initial airing. For the first five years, BBC programming will be acquired in accordance with a pricing formula based on current market prices, and thereafter pricing will approximate current market prices. The license agreements will have initial terms of 15 years, which may be extended an additional 15 years at the option of the BBC Joint Ventures. Any such extension would require the consent of Flextech. A failure to extend the license agreements after the first 15 year term will result in BBC Worldwide having the right to acquire channel brands owned by the Principal Joint Venture for fair value. In such circumstances, Flextech may alternatively require that BBC Worldwide purchase its interest in the Principal Joint Venture for fair value. The BBC Joint Ventures will not be limited to BBC programming material.

         Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. This financing comprises L.22 million ($38 million) of equity financing, through the acquisition of ordinary shares of the Principal Joint Venture, a primary credit facility of up to L.88 million ($151 million) and, subject to certain restrictions, a standby credit facility of up to L.30 million ($51 million). Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($17 million). To support its funding obligations, Flextech has obtained a revolving credit facility with current borrowing availability of up to L.50 million ($86 million), and with a term of up to 5 years, from a syndicate of banks (the "Flextech Revolving Credit Facility"). Flextech is currently negotiating to increase the borrowing availability under the Flextech Revolving Credit Facility to L.85 million ($146 million).

         Flextech will acquire the share capital of UKGL and UKLL not already owned by it and the Company through the issuance of 34,954,713 new Flextech Ordinary Shares to the other shareholders of those companies. Immediately following the issuance of these shares, the Company's voting power in Flextech, based on its ownership of Flextech Ordinary Shares, will fall below 50%. To provide the Company with 50% of the voting power in Flextech, the Company will receive a special voting share that will permit the Company to cast 50% of all votes attributable to the outstanding share capital of Flextech (the "Special Voting Share"). The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group.

         Flextech's outstanding convertible non-preference shares (the "Flextech Non-Preference Shares") had been issued in connection with previous acquisition transactions by Flextech due to the Company's requirements that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share the purpose for the Flextech Non-Preference Shares will be eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share the Flextech Non-Preference Shares will be converted into Flextech Ordinary Shares. Immediately following such conversion, and the issuance of additional Flextech Ordinary Shares in connection with the UKGL and UKLL transactions described above, (i) the Company's interest in the equity share capital of Flextech will decline from 46.5% to 36.1% (ii) the Company's voting interest will be 50%, and
(iii) the Company's put obligations with respect to 10,467,090 Flextech Non-Preference Shares (including the 5,792,008 IFE Consideration Shares) will be eliminated, insofar as such obligations are based on the convertibility of such shares.

         The Company has undertaken to fulfill Flextech's financial obligations to the Principal Joint Venture in the event of Flextech's default, and has agreed not to compete with the channels of the BBC Joint Ventures. If the Company is required to fulfill any of Flextech's financial obligations, it will take over Flextech's equity interest in the Principal Joint Venture for L.1.00, and the Company's loans will become senior to any loans of Flextech to the Principal Joint Venture (except where such subordination would adversely effect the ability of Flextech to repay amounts borrowed under the Flextech Revolving Credit Facility). Flextech will be entitled to reacquire its interest in the Principal Joint Venture for L.1.00 within a period of 180 days after the Company first fulfills any of Flextech's financial obligations upon repayment of any monies advanced by the Company and the payment of interest thereon. Flextech may substitute a bank guarantee for the foregoing financial undertaking of the Company.

         On January 10, 1997, the Company signed an agreement to pay cash consideration of approximately $12.7 million, and to assume certain indebtedness, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own (the "Caguas Acquisition"). At December 31, 1996, the indebtedness to be assumed had a principal balance of $32.1 million. The Company's Puerto Rico subsidiary is negotiating to obtain $100 million in bank financing, a portion of which would be used to fund the cash portion of the purchase price and to refinance the indebtedness to be assumed. Upon completion of the Caguas Acquisition, the Company will have interests in companies providing cable television service to more than 100,000 subscribers in Puerto Rico. Subject to certain closing conditions, the transaction is expected to close in April 1997. No assurances can be given that the Caguas Acquisition will be consummated or that the bank financing will be obtained.

         On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. As of March 13, 1997, the Company had repurchased 220,000 shares under such program for an aggregate purchase price of $3.2 million.

         On February 24, 1997, MultiThematiques, S.A. ("MultiThematiques") (a 33.3%-owned affiliate of the Company) announced that it had signed an agreement with JPC to create two thematic channels for cable and satellite distribution in Japan. The first channel will be dedicated to European cinema and lifestyle and will serve as a promotional tool for French and European movies and television programs in Japan. The second channel will be a Japanese adaptation of Canal Jimmy, an established channel distributed in France by MultiThematiques. The Company has a 50% ownership interest in JPC.

         On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding (the "MOU") that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90% (the "Cablevision Minority Interest Purchase"). The MOU contemplates execution of definitive agreements on March 31, 1997 and closing within 120 days thereafter. It also provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. No assurance can be given that the parties will reach agreement on the terms of such agreements, or that the Cablevision Minority Interest Purchase will be consummated. Additionally, the purchase price contemplated by the MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.

         (b)     Financial Information about Industry Segments.

         The Company, through its subsidiaries and affiliates, is engaged in the operation of multi-channel video and telecommunication distribution networks (the "cable business") and the distribution and production of programming for multi-channel video distribution in various foreign countries (the "programming business"). For financial information concerning such business segments, see the footnotes to the Company's financial statements included in Part II of this report.

         (c)     Narrative Description of Business

         The Company through its subsidiaries and affiliates is an owner and manager of entities engaged in the operation of multi-channel video distribution, telecommunications and the distribution and production of programming for multi-channel video distribution in various foreign markets. The entities in which TINTA has an ownership interest operate in three major geographic regions: Europe; Latin America and The Caribbean; and Asia, Australia and New Zealand. The following table sets forth as of December 31, 1996 the names of each of TINTA's operating companies, TINTA's direct or indirect equity interest (based generally on the ownership interest in capital stock) in each such operating company and the businesses currently conducted by each such operating company. TINTA's interests in such companies are often held by various holding companies and its voting rights and rights to participate in the earnings of affiliates may differ from the equity interests indicated in the table. For a description of the ownership structures of the significant operating companies, see the applicable discussion under "EUROPE,", "LATIN AMERICA AND THE CARRIBEAN," AND "ASIA, AUSTRALIA AND NEW ZEALAND."

                                                                                       Company's Direct
                                                                                         Or Indirect
                 Country                                Operating Company                  Interest               Business
                 -------                                -----------------                  --------               --------
                 Europe
                 ------

                 United Kingdom                   Telewest Communications plc                   26.6%     Cable/Telephony
                                                  Flextech p.l.c.                               46.5%(1)  Programming
                                                  DMX, Inc.                                     18.0%     Music Programming
                 Israel                           Tevel Israel International
                                                      Communications Ltd.                       23.3%     Cable/Programming
                 Ireland                          Princes Holdings Ltd.                         25.0%     Cable/MMDS
                 Malta                            Melita Cable TV Ltd.                          33.2%     Cable
                 Poland                           Aster City Cable Sp. z o. o.                  21.5%     Cable
                                                  Regionale Telewizja Kablowa
                                                      Autocom Sp. z o. o.                       44.0%     Cable
                                                  Katowicka Telewizja
                                                      Kablowa S.A.                              34.2%     Cable
                                                  Telefonia Polska Zachod Sp.
                                                      z o. o.                                   28.6%     Telephony
                 France                           MultiThematiques, S.A.                        33.3%     Programming
                                                  Videopole S.A.                                 7.9%     Cable

                 Latin America and The
                 ---------------------
                     Caribbean
                     ---------

                 Argentina                        Cablevision S.A.                              51.0%(2)  Cable
                 Chile                            Metropolis-Intercom S.A.                      24.0%     Cable

                 Dominican Republic               TeleCable Nacional, CXA                       49.0%     Cable
                 Puerto Rico                      TCI Cablevision of Puerto
                                                      Rico, Inc.                               100.0%     Cable
                                                  TCI of Puerto Rico, Inc.                     100.0%     Cable
                                                  TCI of PR, Inc.                              100.0%     Cable
                                                  Caguas/Humacao Cable Systems                  50.0%(3)  Cable
                 Various                          The Sports Venture(4)                         25.0%     Programming
                                                  DTH Ventures(5)                               10.0%     DTH Satellite

                 Asia, Australia and
                 --------------------
                     New Zealand
                     -----------

                 Japan                            Jupiter Telecommunications
                                                      Co., Ltd.                                 40.0%     Cable
                                                  Jupiter Programming Co.,
                                                      Ltd.                                      50.0%     Programming
                 Singapore                        Asia Business News
                                                      (Singapore) Private                       49.3%     Programming
                 Australia                        Australis Media Ltd.                           1.2%     MMDS/DTH
                                                                                                             Satellite
                                                  The Premium Movie                                       Programming
                                                      Partnership                               16.7%
                 New Zealand                      Sky Network Television
                                                      Limited                                   13.0%     UHF Subscription/
                                                                                                          Programming


_______________________________

(1) At December 31, 1996, the Company's voting interest in Flextech was 50.9%. Subsequent to December 31, 1996, Flextech announced that it had reached agreement to form the BBC Joint Ventures and enter into certain related transactions that, if consummated, would result in, among other things, the Company having ownership and voting interests
         in Flextech of 36.1% and 50%, respectively.    See "EUROPE -
         Programming Operations - Flextech p.l.c.  - The Flextech Investment".

(2) Subsequent to December 31, 1996, TINTA signed the MOU with respect to the purchase of up to an additional 39% ownership in Cablevision. See "General Development of Business".

(3) Subsequent to December 31, 1996, the Company announced that it had reached an agreement to acquire the 50% ownership interest in Cauguas/Humacao Cable Systems which the Company did not already own.

(4) Represents the joint venture, including a number of partnerships or other entities under common ownership, formed by TINTA, Liberty and News Corp. See discussion under "General Development of Business".

(5) Represents joint ventures for the development and operation of direct-to-home satellite service in Latin America, North America and various Central and South American countries. See discussion under "LATIN AMERICA AND THE CARRIBEAN - DTH Ventures."

EUROPE

Cable Television and Telephony Operations

         TELEWEST COMMUNICATIONS PLC

         The Company indirectly owns 132,638,250 non-voting convertible preference shares and 246,111,750 ordinary shares of Telewest Communications plc ("Telewest") representing 26.6% of the aggregate convertible preference and ordinary share capital of Telewest. Telewest is one of the largest cable operators in the United Kingdom, as measured by franchise homes. Telewest provides cable television and cable telephony services to 26 owned and operated franchises over a broadband (i.e., high capacity) network which enables Telewest to deliver a wide variety of both television and telephony service to its customers. The network also enables Telewest to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future.

         At December 31, 1996, Telewest also had minority equity interests in three UK cable operators, which owned and operated at that date seven additional cable franchises (the "Telewest Affiliated Franchises") containing a total of approximately 1.2 million homes (401,000 on an equity basis) and approximately 84,000 businesses (29,000 on an equity basis).

         The following table presents certain information concerning the Telewest owned and operated franchises and the Telewest Affiliated Franchises at and for the year ended December 31, 1996.

                                                                    Telewest                  Telewest
                                                               owned and operated            Affiliated
                                                                   franchises               Franchises(1)            Total
                                                            ------------------------        -------------         -----------
                 Franchise homes                                       3,874,000                400,000             4,274,000
                 Franchise businesses                                    261,000                 29,000               290,000
                 CABLE TELEVISION
                   Homes passed                                        2,575,000                317,000             2,892,000
                   Basic subscribers                                     528,000                 72,000               600,000
                   Basic penetration rate                                     21%                    23%                   21%
                   Average churn rate (2)                                     33%                    29%                   --
                   Average monthly revenue per
                     subscriber(3)                                           $36                    $32                    --
                 RESIDENTIAL TELEPHONY
                   Homes passed                                        2,255,000                288,000             2,543,000
                   Residential customers                                 620,000                 66,000               686,000
                   Penetration rate                                           28%                    23%                   27%
                   Residential lines connected                           627,000                 67,000               694,000
                   Average churn rate (2)                                     20%                    26%                   --
                   Average monthly revenue per
                     line (4)                                                $32                    $43                    --
                 BUSINESS TELEPHONY
                   Business customers                                     21,000                  2,000                23,000
                   Business lines connected                               68,000                 11,000                79,000
                   Average churn rate (2)                                     15%                    25%                   --
                   Average number of lines
                     per customer (5)                                        3.2                    5.5                   3.4
                   Average monthly revenue per
                     line (6)                                                $86                   $113                    --

_________________

                 (1) Information presented reflects Telewest's equity interest.

                 (2) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1996, divided by the average number of basic subscribers during such period.

                 (3) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period.

                 (4) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per residential line for the year ended December 31,
                         1996.   Such amounts  are calculated as  (i)
                         one-twelfth of the total residential cable telephony revenue for such period, divided by (ii) the average number of residential cable telephony lines during such period.

                 (5) Represents average number of business lines per customer at December 31, 1996. Such amounts are calculated as (i) the average number of business cable telephony lines at such date, divided by (ii) the average number of business cable telephony customers at such date.

                 (6) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per business line for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total business cable telephony revenue for such period, divided by (ii) the average number of business cable telephony lines during such period.

         The UK is one of only a few countries that allow cable operators to provide both television and telephony services directly to subscribers over a single network on a commercial basis. By allowing cable operators to offer both television and telephone service, such companies are able to spread the costs of their networks over two revenue sources as well as take advantage of various efficiencies such as cross marketing. In addition, cable television and cable telephony services are not currently subject to specific government price control in the United Kingdom. Integrated cable/telephony operators are also permitted to install their own telephone switches, which permit them in certain cases to minimize fees otherwise charged by public telephone companies and to offer a variety of value-added services without relying on public telephone operators for implementation. In 1996, Telewest made progress in developing home access to the Internet. The service has been extended to five of the seven regional franchise areas.

         Current UK regulatory policy is designed to promote competition in the provision of domestic telecommunications and the development and construction of franchised cable/telephony networks. These policies include the granting of exclusive cable television franchises and limitations on the right of British Telecommunications plc ("BT") and Mercury Communications Limited ("Mercury") to use their existing telephone networks to compete with the provision of entertainment services by cable television operators. In general, the licenses held by BT, Mercury and similar public telephone operators ("PTOs") do not permit them to convey broadcast services to households over their existing systems without holding a cable television license. The UK government's published policy, as stated in the Duopoly Review in 1991, is that the removal of this restriction will not be reviewed until 1998 at the earliest. The Independent Television Commission (the "ITC") has stated, however, that BT and other PTOs may offer video-on-demand services pursuant to their existing licenses. See "UK Regulation" below.

         UK consumers presently have access to only four terrestrial broadcast networks, fewer than many other developed markets (although a fifth terrestrial network is expected to be available by the end of March 1997). The growth of multi-channel television in the UK was triggered by the emergence in 1989 of the DTH satellite service of British Sky Broadcasting Group plc ("BSkyB"). The UK cable industry evolved more slowly due largely to various regulatory uncertainties that existed prior to 1991 and the inherent slow rate of mandatory underground construction of broadband cable infrastructure.

         Pricing

         Basic cable television service in the Telewest owned and operated franchises is priced between L.14.99 and L.15.99 per month and consists of approximately 50 channels and one converter box that provides cable service to one television set. Premium services are priced between L.13.00 per month and
L.17.00 per month, depending on the service. Additional converter boxes are available to subscribers for a monthly charge of L.4.49 per additional box. Telewest currently seeks to provide its customers with an average monthly savings of 10% to 15% on the cost of telephone calls compared to BT. In September 1996, Telewest restructured its pricing policy to better encourage residential customers to subscribe to both television and telephony services. The policy, called Teleplus, is tiered and offers a range of options all of which include at least basic television service plus telephone line rental for between L.19.99 and L.42.99 per month depending on the contract.

         Construction

         Construction of broadband cable networks has commenced in all of the Telewest owned and operated franchises and construction at the remaining owned and operated franchises is expected to commence by the end of the first quarter of 1997. As of December 31, 1996, Telewest had completed construction of networks passing approximately 65% of the homes in the owned and operated franchises and invested approximately L.1.3 billion toward the construction of such networks (including the costs of cable, ducting, network electronic equipment and subscriber connections). Telewest expects that the remaining construction of the networks will be substantially completed by the end of the year 2000.

         Government-issued Telecommunications Licenses authorize cable operators to install and operate the physical network used to provide cable television and telecommunications services. Each Telecommunications License prescribes build obligations ("milestones") that require the licensee to construct its network to pass a specified number of premises (which are defined for purposes of Telecommunications Licenses as homes or businesses passed for cable television service) by certain dates. If the milestones are not met, the Director General of Telecommunications (the "Director General") may take enforcement action which, if not complied with, could result in the revocation of the Telecommunications License. The successful and timely construction of the remaining cable networks of Telewest and the Telewest Affiliated Companies will depend on, among other things, the ability of such companies to continue to successfully design network routes, install cable and equipment, finance construction, and maintain and comply with the terms (including required milestones) of their respective Telecommunications Licenses.

         Competition

         The current regulatory policy of the ITC is to grant only one broadband cable license within a franchise area. Accordingly, Telewest does not compete for subscribers with other cable operators within its franchises. Telewest does, however, compete with other providers of video entertainment, including terrestrial broadcast stations, DTH satellite services, Satellite Master Antenna Television ("SMATV") operators and video cassette rental stores. In the future, UK cable operators may face competition from near video-on-demand, video-on-demand and other entertainment services that may be provided by PTOs.

         The most significant competition for cable operators in the UK multi-channel television market currently comes from providers of DTH satellite television services and, in particular, BSkyB. DTH satellite services are widely available in the UK and are increasing in popularity. Although the Company believes that DTH satellite services will continue to compete with its UK cable operating companies in the future, management believes that cable television has a number of competitive advantages over DTH satellite systems. These advantages include the following: (a) DTH satellite service generally involves up-front and ongoing servicing costs (particularly for those customers who purchase, as opposed to rent, their satellite dishes) which are substantially greater than the up-front and ongoing servicing costs for cable television; (b) installation of satellite dishes often requires compliance with zoning ordinances and must be placed with a "line-of-sight" orientation toward the transmitting satellite, which can limit or preclude placement in urban areas; (c) DTH satellite television generally does not provide local oriented programming or advertising; and (d) cable offers a sophisticated two way physical link, and in the future will offer interactive and integrated entertainment, telecommunications and information services in addition to television programming.

         The UK Government published a White Paper on August 10, 1995 entitled "Digital Terrestrial Broadcasting" which outlined proposals for the provision of a significant number of digital terrestrial broadcasting channels in the UK under 3 multiplex licenses. There were two applicants for the 3 multiplex licenses and each application is for all 3 multiplexes. It is believed that the capacity of all 3 multiplexes will provide up to 12 basic channels and 3 premium channels. Subscribers will have to purchase the basic package in order to purchase the premium channels. In order to subscribe to the digital terrestrial channels, subscribers will have to purchase a digital set top box. Each applicant has stated an intention to launch service in mid 1998. The Company cannot currently predict the competitive effect of these proposals, although the Company believes that the limited capacity and the need to purchase set top boxes may limit the potential competitive effect.

         BT is the largest provider of business and residential telephony services in the UK. With its fully built national network, extensive experience in the marketing and operation of telecommunications services and considerable financial resources, BT represents the greatest source of competition for Telewest's UK telephony operations. In addition to BT, Telewest competes with Mercury and other companies that have recently been granted telecommunications licenses, including Energis Communications Limited, MFS Communications Limited and Ionica L3 Limited. The Company believes Telewest has been able to compete in the UK telephony market thus far primarily because it has priced its cable telephony call charges below those of BT. BT's ability to respond to such price competition has been restricted by its license obligation not to show undue preference to or unduly discriminate against different classes of customers and to offer uniform rates nationally. There can be no assurance that Telewest will be able to continue to price its telephony services below those charged by BT or its other telephony competitors, or that future price reductions will not adversely impact the profitability of Telewest's telephony operations. The Company believes Telewest has been able to attract telephony customers in the UK partly because of Telewest's advanced network, which allows it to offer a variety of special services (such as call waiting and call forwarding) to business and residential customers at attractive rates. In addition, Telewest began introducing number portability in a number of its franchises in September 1996.

         Regulation

         General

         The operation of cable/telephony systems in the UK requires two principal licenses: (i) a cable television license which permits the holder to provide cable television services to a specific franchise area, and (ii) a telecommunications license which allows the holder to construct and operate the physical network necessary to provide cable television and telephony services. Satellite broadcasters uplinking their services in the UK for general reception in the UK are required to secure a non-domestic satellite service license ("NDSSL"). The ITC was established under the Broadcasting Act 1990 (the "1990 Act") as the governmental body responsible for issuing and enforcing cable television licenses, NDSSLs and all other commercial broadcast licenses. Telecommunications licenses are issued by the Department of Trade and Industry ("DTI") and enforced by the Office of Telecommunications ("OFTEL"). In addition, cable/telephony operators may also be required to secure other licenses, including those relating to the use of wireless telegraphy apparatus.

         Cable Television Licenses

         General. The UK has been divided into franchise areas and each cable television license gives the licensee the right to provide television services within the relevant franchise area. The stated policy of the ITC is presently that only one cable television license will be granted in respect of each franchise area. This exclusivity is not written into the license itself and the ITC may change its policy at any time although it has indicated that it does not intend to do so for the foreseeable future.

         The operator of a cable television franchise which covers more than 1,000 premises must hold a cable television license in the form of either (i) a prescribed diffusion service license ("PDSL") issued under the predecessor to the 1990 Act, or (ii) a local delivery license ("LDL") issued by the ITC under the 1990 Act. LDLs are awarded under a competitive bidding system whereby the license is awarded to the highest cash bidder unless the ITC determines that "exceptional circumstances" exist which require the license to be awarded to another party. The amount of the bid is payable over the 15-year term of the license. In addition, the licensee must pay a fixed percentage of "qualifying revenue" to the ITC in each year of the term of the license. The percentage of qualifying revenue is set by the ITC and is likely to vary from franchise to franchise. Under a PDSL, the annual fee payable by the licensee is intended only to cover the ITC's administration costs.

         License Period and Renewal. LDLs are issued for a period of 15 years and are renewable upon application to the ITC for further periods of 15 years. PDSLs were granted for a period of 15 years. An operator holding a PDSL can apply to the ITC for an 8-year extension of the PDSL provided that the operator holds a 23-year telecommunications license. Upon the expiration of the extended PDSL, the operator will be required to apply for a new LDL for the franchise under the competitive bidding procedures required for the issuance of LDLs. If the operator elects not to extend the PDSL, it may apply to the ITC (no earlier than 5 years prior to the expiration of the PDSL) to convert the PDSL into a 15-year LDL.

     Restrictions on Ownership. Certain ownership restrictions in respect of cable television licenses are set out in the 1990 Act. The ITC is required to ensure that such licenses are not held by "disqualified" persons, which are defined to include persons whose objects are wholly or mainly political or religious. There are also certain cross-media ownership restrictions in the 1996 Broadcasting Act (the "1996 Act") designed to prevent the accumulation of interests in persons involved in other media (including local and national newspapers) operating substantially in the same franchise area. There is a bill being debated in Parliament which would abolish certain rules which limit ownership of the various means of delivery of media services, and would introduce new rules which would limit the total audience share attainable by particular broadcasters or cable operators.

         Restrictions on Transfer, Revocation. A cable license is only transferable to a third party with the consent of the ITC. The ITC may revoke a cable license if an operator fails to comply with the license conditions or if the ITC considers revocation to be in the public interest. In addition, the ITC may revoke the license if the characteristics of the licensee change (for example, a change in control) such that the ITC would not have initially awarded the license to such licensee.

         Restrictions on PTOs. The existing telecommunications licenses of PTOs (other than cable operators) contain a prohibition on the licensee conveying entertainment services in its own right over their existing national telephone networks. The UK Government has stated in its Duopoly Review that it will not review whether this restriction should be removed until after March 1998 (and only then if recommended to do so by OFTEL), and that it would not allow PTOs (other than cable operators) to provide entertainment services over their existing national networks until 2001. The ITC has confirmed that, in its view, BT and other national PTOs are not prevented by the restriction in their existing telecommunications licenses from providing video-on-demand services over their networks.

         Telecommunications Licenses

         General. In 1991, the UK Government concluded as part of its Duopoly Review that cable operators should be permitted to provide telephony services over their systems. Under the current regulatory framework, a cable operator must obtain a telecommunications license under the Telecommunications Act of 1984 (the "1984 Act") regardless of whether that operator intends to offer cable telephony services. Telecommunications licenses are not exclusive and, therefore, a cable operator is subject to competition in the provision of voice telephony services within its franchise area. An annual fee is payable by the operator under the license based upon the costs incurred by the Director General in carrying out his functions under the 1984 Act.

         License Period. Licenses are awarded by the Secretary of State for Trade and Industry and are either for a period of 15 or 23 years, depending upon the technical nature of the cable operator's system.

         Restrictions on Transfer; Revocation. Telecommunications licenses are not transferable; however, a change in control of the license holder is generally permitted. Conditions in the license entitle the Secretary of State to revoke the license in certain circumstances, including the breach of a license condition (such as a failure to meet build milestones). The Director General has powers under the 1984 Act to secure compliance with license conditions and, subject to requirements for public consultation and the consent of the licensee, to modify license conditions.

         Build Schedule. Each telecommunications license prescribes build milestones which require the licensee to construct its network according to a set timetable. The milestones may be modified in the same way as any other license condition, except that public consultation is required if a request is sought to modify the final milestone. Failure to meet the milestones will entitle the Director General to take action which could result in revocation of the telecommunications license.

         Interconnection. Any cable operator providing telephony services will need to interconnect its system with that of a PTO, international telephone company or other telephone company, as the case may be, for calls that do not originate and terminate on the cable operator's network. All PTO licenses contain provisions obliging the PTO to enter into interconnection agreements with other PTOs, including cable operators, if requested to do so by the party seeking interconnection. If the parties are unable to reach agreement as to the financial terms of the interconnection agreement, then either party may seek a determination of those terms from the Director General of Telecommunications.

         Where there is interconnection with BT, specific regulations apply and interconnection is in accordance with the terms of a standard form interconnection agreement. Further, amendments have been made to BT's telecommunications license which could require operators who interconnect with BT to pay an "Access Deficit Contribution" ("ADC") designed to compensate BT for the losses which it incurs as a result of providing local services throughout the UK under certain price cap regulations to which BT is subject. The amount of a telephony provider's ADC is calculated by reference to BT's and such other provider's market share. Once BT's market share falls below 85%, BT is entitled to a full contribution to its deficit from the other interconnecting operators on any incremental loss of market share so that a waiver will not be available. OFTEL has discretion to waive the ADC, either fully or partially, in respect of an interconnecting operator's first 10% of market share. Waivers will not be available after June 30, 1997, and ADCs will cease to be payable once the price cap regulations on BT have been removed.

         In 1997, Telewest plans to begin development of a broadband inter-franchise network to carry voice, data and video traffic between the franchises which is expected to reduce inter-franchise connection charges. This network is scheduled to be 75% complete by mid-1997 with final completion planned for mid-1998.

         A cable operator that provides telephony services may be required to provide "equal access," a concept whereby local telephone systems are required to offer customers access to each fixed link trunk system, thereby enabling the customer to choose over which PTO's network to route its national and international calls. OFTEL has not yet exercised its power to impose equal access and the timing and terms of the introduction of equal access are at present unclear.

         Satellite Operations

         General. Satellite broadcasting operations are licensed and regulated in the UK by the ITC under the 1990 Act. A NDSSL must be secured by certain categories of satellite broadcasters, including a satellite broadcaster who transmits signals via satellite and who uplinks service from the UK for general reception in the UK.

         License Period. NDSSLs are issued by the ITC for a period of 10 years. Upon expiration of the term, a new license must be awarded if certain criteria are met. NDSSL holders are subject to an application fee and an annual license fee.

         Restrictions on Ownership. The ITC is under a duty to ensure that certain "disqualified persons" (including political and religious bodies and advertising agencies) do not hold NDSSLs. The 1990 Act also precludes a person from holding an NDSSL if more than 5% of such person is owned by a "disqualified person," or if such person is otherwise associated with a "disqualified person" in any manner specified in the relevant provisions of the 1990 Act.

         The 1990 Act includes provisions which prevent certain media companies from accumulating interests in persons licensed under the 1990 Act and other media companies. Among other things, the ITC may prohibit a person from holding an NDSSL if such person (or certain affiliates of such person), directly or indirectly, owns more than a 20% interest in an ITV (Channel 3) licensee, a Channel 5 licensee or a national radio licensee. Similar provisions apply which prohibit a person from holding an ITV (Channel 3) license, a Channel 5 license or a national radio license if such person (or certain affiliates of such person), directly or indirectly, owns more than a 20% interest in an NDSSL. Although the cross-media ownership rules contained in the 1990 Act generally do not otherwise apply to holders of NDSSLs, the Secretary of State has wide discretion to amend the rules. The cross-media ownership restrictions contained in the 1990 Act are currently under review by the UK Government.

         Enforcement; Revocation. The ITC has authority to impose fines, shorten the NDSSL license period or revoke the license if the licensee fails to remedy a breach of license condition or to comply with any direction of the ITC. The ITC may also revoke an NDSSL if the characteristics of the licensee change (for example, a change in control) such that the ITC would not have initially awarded the license or in order to enforce the restrictions contained in the 1990 Act on ownership by media companies. The ITC also has wide powers under the 1990 Act to vary license conditions.

         ITC Codes; Listed Events. Each NDSSL contains an obligation upon the licensee to abide by the ITC Codes ("Codes") and directions issued by the ITC from time to time. These Codes include the Programme Code, the Code of Advertising Standards and Practice, Rules on Advertising Breaks and the Code of Programme Sponsorship. The Codes generally apply less rigorous criteria to NDSSLs in certain respects than to commercial terrestrial channels, particularly in the areas of permitted advertising time and the use of sponsorship credits. The 1990 Act also provides that the ITC should act to ensure that certain sporting events of national interest (designated by the Secretary of State for National Heritage as "listed events") should not be broadcast on television on a pay-per-view basis. This provision is reflected in all NDSSLs.

         Overview of Telewest Investment

         TCI, most recently through the Company and previously through other affiliates, has had investments in the cable business in the United Kingdom since 1986. In April 1992, U S WEST, Inc. ("U S WEST") and TCI contributed substantially all of their respective UK cable interests to the TCI/U S WEST Cable Communications Group (the "Telewest UK Joint Venture") in which each held a 50% interest. By combining substantially all of their respective UK cable interests, TCI and U S WEST sought to obtain cost and other efficiencies inherent in a larger network, as well as to gain greater access to the capital markets.

         Telewest's predecessor ("Old Telewest") was formed in anticipation of its initial public offering (which was effected in November 1994) to acquire the assets of the Telewest UK Joint Venture, including interests held by affiliates of the Company and U S WEST in entities previously held directly or indirectly by the Telewest UK Joint Venture. Upon completion of Old Telewest's initial public offering, TCI and US WEST each indirectly held approximately 36% of the ordinary shares (assuming no conversion of the convertible preference shares) and approximately 38% of the total outstanding ordinary and convertible preference shares of Old Telewest. TCI's interest in the Telewest UK Joint Venture was contributed to the Company by TCI in October 1994. Subsequent to Old Telewest's initial public offering, the Company and U S WEST each contributed all of the ownership interests in the Old Telewest ordinary shares and the Old Telewest convertible preference shares beneficially owned by them to TW Holdings, L.L.C., a Colorado limited liability company ("TW Holdings"). On October 3, 1995, the merger of Old Telewest and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest, acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 37.8% indirect ownership in Old Telewest into a 26.8% indirect ownership interest in Telewest.

         The Company and U S WEST each hold an indirect 50% interest in TW Holdings. The only assets of TW Holdings are the Telewest shares beneficially owned by the Company and U S WEST. The operating agreement which governs the operations of TW Holdings, as well as certain other agreements to which the Company and U S WEST are subject, contain provisions regarding, among other things, the voting and disposition of the Telewest shares, as set forth in more detail below. The members in TW Holdings are entitled to elect a Board of Managing Directors of four persons (two of whom are nominated by the TINTA members and two of whom are nominated by the U S WEST members) who are responsible for the management of TW Holdings. The operating agreement contains restrictions on transfer of ownership interests in TW Holdings by the members which are commensurate with restrictions on transfer of shares of Telewest described below. References in the following discussion, and elsewhere in this Form 10-K, to ownership of Telewest shares by the Company and U S WEST include their respective pro rata portions of the Telewest shares held by TW Holdings.

         Stockholding in Telewest; Anti-Dilution Rights

         At December 31, 1996, the Company and U S WEST each beneficially owned 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares through their respective 50% interest in TW Holdings. At December 31, 1996, SBC Communications, Inc. ("Southwestern Bell") and Cox Communications, Inc. ("Cox"), each beneficially owned 91,997,480 or approximately 10% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares and 115,395,104 or approximately 23% of the issued and outstanding Telewest convertible preference shares. In accordance with the requirements of the London Stock Exchange, the Telewest convertible preference shares are convertible into Telewest ordinary shares on a one-for-one basis only to the extent that, following conversion, at least 25% of the ordinary shares remain publicly held.

         Under the Companies Act of 1985 of Great Britain, if Telewest issues new equity shares for cash, it is required to offer those shares to its existing shareholders (including TW Holdings) on a pre-emptive pro rata basis. The Company and U S WEST have sought to further ensure that their collective majority interest in Telewest will not be diluted without their consent by obtaining options ("Anti-dilution Options") from Telewest which are exercisable upon the issuance of Telewest ordinary shares by Telewest other than for cash at a price related to the market price for Telewest ordinary shares at the time of the exercise of the Anti-dilution Options. The Anti-dilution Options grant affiliates of the Company and U S WEST the right to purchase additional Telewest ordinary shares for cash. For so long as the aggregate beneficial ownership of Telewest ordinary shares by the Company and U S WEST exceeds 50.1% of the issued Telewest ordinary shares prior to any issuance by Telewest of Telewest ordinary shares for consideration other than cash, the Anti-dilution Options are exercisable to the extent necessary to permit the Company and U S WEST collectively to maintain 50.1% of all shareholders' voting rights in Telewest. TW Holdings is to exercise the foregoing pre-emptive rights and Anti-dilution Options, on behalf of the Company and U S WEST, to the extent necessary to ensure that it owns at least 50% of the outstanding Telewest ordinary shares.

         The City Code on Takeovers and Mergers (the "City Code") regulates various aspects of takeovers and mergers relating to UK public companies and imposes certain conditions on acquisitions of shares by certain shareholders. Rule 9 of the City Code ("Rule 9") provides that, except in cases when dispensation is granted by the Panel on Takeovers and Mergers (the "Takeover Panel"), when any person or group of persons acting in concert acquires shares which represent 30% or more of the voting rights in a company, or when any person or group of persons acting in concert already holding not less than 30% and not more than 50% of the voting rights in a company acquires in any period of 12 months additional shares representing more than 1% of such voting rights, such person or group of persons is normally required to make a general offer to purchase from all the shareholders all their shares in the company. Rule 9 would ordinarily apply to the exercise of rights to convert shares such as the Telewest convertible preference shares into Telewest ordinary shares and such exercise would ordinarily be considered to be an acquisition of such shares for the purposes of Rule 9.

         The Takeover Panel has confirmed that Rule 9 will not apply to the conversion of the Telewest convertible preference shares or, provided that the Company and U S WEST continue to beneficially own collectively more than 50% of the outstanding Telewest ordinary shares, to the exercise of the Anti-dilution Options. The foregoing will not, however, prevent Rule 9 from applying, if it otherwise would, to future acquisitions of Telewest ordinary shares made by TINTA and its affiliates or U S WEST and its affiliates.

         Telewest has granted the Company and its affiliates the right, subject to certain exceptions, to require Telewest to include all or a portion of the shares beneficially owned by the Company in any registered offering by Telewest, and to cause Telewest, on up to two occasions, to offer all or any portion of the Telewest ordinary shares beneficially owned by the Company in a registered offering in the United States or the United Kingdom. Identical registration rights have been granted to U S WEST.

         Certain Agreements with Telewest

         Secondment of Personnel; Technology Sharing. Affiliates of the Company have seconded senior operating personnel to Telewest. The Company also makes available to Telewest technology related to cable television and telephony, to the extent requested by Telewest, at a price which is generally no less favorable than that at which such technology is provided to non-affiliates.

         Arrangements Regarding Control of Telewest

         Board Representation. So long as both the Company and U S WEST each beneficially own at least 25% of the outstanding Telewest ordinary shares, each will be entitled to appoint two directors to the Telewest board of directors. Each of Southwestern Bell and Cox are also entitled to appoint a director to the Telewest board of directors for so long as it owns at least 5% of the outstanding Telewest ordinary shares (assuming conversion of their Telewest convertible preference shares). So long as the Company and U S WEST have the right to appoint directors, the remainder of the Telewest board is required to consist of the three most senior executive officers of Telewest and three independent non-executive directors.

         The Company and U S WEST have entered into various agreements, described below, with respect to the ownership and voting of shares of Telewest currently beneficially owned by them and the manner in which they will cause the director designees of the Company and U S WEST to vote on matters considered by the Telewest board of directors. The agreements continue for so long as the Company and its affiliates and U S WEST and its affiliates own in the aggregate 50% or more of the outstanding Telewest ordinary shares.

         Voting of Shares; Director Votes. The Company and U S WEST have agreed that on any matter requiring shareholder or board of directors approval, they will vote their shares of Telewest stock, or cause their respective director designees to vote (subject to such directors' fiduciary duties to Telewest and its minority stockholders), together in such manner as may be agreed by them or, in the absence of such agreement, in such manner as would be most likely to continue the status quo, without materially increasing Telewest's financial obligations or materially deviating from its approved budget and business plan. If either the Company or U S WEST (or their respective director designees) is precluded from voting on a matter because of a conflict of interest, the other (or its director designees, as the case may be) may vote on such matter as it deems appropriate. As a result of the foregoing arrangements, the Company and U S WEST will generally be able to determine the outcome of any matter requiring shareholder approval, including the election or removal of directors and the creation and issuance of shares, and the Company and U S WEST will have significant influence over decisions made by Telewest's board of directors (including a veto right as to matters requiring a two-thirds vote of the board). The Company and U S WEST have agreed with Telewest that, so long as they collectively beneficially own more than 50% or individually own more than 30% of the outstanding Telewest ordinary shares, they will use their respective best efforts to ensure that a majority of the directors of Telewest are "independent" (within the meaning of the Listing Rules of the London Stock Exchange) of the Company and U S WEST.

         Disposition of Telewest Stock; Standstill. The Company and U S WEST have each agreed not to transfer any of the shares of Telewest stock beneficially owned by them (other than to certain affiliates) without first offering such shares to the other on the same terms as the proposed transfer. They have each further agreed that they will not cause their respective beneficial interests in Telewest to be reduced to 25% or less of the outstanding Telewest ordinary shares without the consent of the other. After November 22, 1999, however, the Company and U S WEST will each be permitted to cause their beneficial interests to be reduced below 25% through sales in the public market, after first offering such shares to the other on substantially the same terms.

         Southwestern Bell and Cox have agreed, subject to certain exceptions, that for a period of four years after October 3, 1996 any sale of their shares in Telewest in the public market will be made with the involvement of Telewest's stockbrokers. In connection with a private disposition of their Telewest shares after October 3, 1996, Southwestern Bell and Cox must first offer such shares to U S WEST, TINTA and Telewest. In addition, subject to certain exceptions, Southwestern Bell and Cox have agreed that they will not increase their holdings of shares in Telewest through the acquisition of additional Telewest ordinary shares, the conversion of Telewest convertible preference shares, or otherwise.

         In the event of a change of control of the Company or U S WEST, respectively, the party not undergoing the change of control will have an opportunity to either consent to the change or to require the other to elect to purchase such party's beneficially owned shares of Telewest stock for a specified price, or to sell the shares of Telewest beneficially owned by it to the party not undergoing the change of control at the same price.

         The Company and U S WEST have also agreed to certain restrictions on the acquisition of any additional equity interests in Telewest other than pursuant to the pre-emptive rights or Anti-dilution Options described under "Stockholding in Telewest; Anti-Dilution Rights" above.

         Restrictions on Telewest's Business. Telewest has agreed that, subject to certain exceptions, its business will be limited to cable television, cable telephony and wireless telephony services in the United Kingdom and all matters incidental thereto, including engaging in television programming in the United Kingdom incidental to Telewest's cable television business. Any change in its business would require the consent of the Company and U S WEST (for so long as they collectively beneficially own in excess of 50% of the outstanding Telewest ordinary shares) or the prior consent of Telewest's shareholders. Telewest has also agreed (i), for so long as the Company beneficially owns 5% or more of the outstanding Telewest ordinary shares, not to take any action that would violate Flextech's right of first refusal with respect to offers relating to English language cable and satellite programming in the United Kingdom and Europe described under "The Flextech Investment - Interrelationships with Flextech - Right of First Refusal", and (ii), for so long as U S WEST beneficially owns 5% or more of the outstanding Telewest ordinary shares, not to engage in any business, activity or practice that would violate certain contractual arrangements to which U S WEST or its affiliates are a party (including an arrangement that prohibits Telewest from engaging in wireless telephony other than "Fixed Wireless Telephony"). In addition, Telewest has agreed not to engage in any business outside of the UK that would violate any contractual obligation of any subsidiary of the Company or U S WEST, respectively, that holds (or at any time held) any Telewest ordinary shares, entered into at a time when the beneficial ownership of Telewest ordinary shares by the Company or U S WEST, respectively, was more than 25% of the outstanding Telewest ordinary shares. Any restriction imposed on Telewest pursuant to the foregoing sentence would expire when the beneficial ownership of Telewest ordinary shares by the Company or U S WEST, respectively, decreases to 5% or less.

         Restrictions on the Company's Business. The Company has agreed with Telewest that, for so long as the Company beneficially owns more than 25% of the outstanding Telewest ordinary shares and for a period of two years thereafter, neither the Company, TCI nor any of TCI's controlled affiliates will own assets comprising cable television or cable telephony systems in the United Kingdom without Telewest's consent or without first offering Telewest the opportunity to undertake such activity. The Company, TCI and TCI's controlled affiliates are also prohibited from acquiring entities owning cable television or cable telephony systems in the United Kingdom (other than Telewest). The foregoing restrictions do not prohibit affiliates which are not controlled affiliates of TCI from owning such assets nor do they prohibit TCI or its affiliates (including the Company) from making additional equity investments in any such affiliate, provided that if such affiliate becomes a controlled affiliate of TCI at a time when it owns such assets, TCI would be required to cause such assets to be offered for sale to Telewest. U S WEST and its controlled affiliates are subject to similar restrictions.

         Notwithstanding the foregoing business restriction and first-offer obligation, the Company will not be prohibited from, and the first-offer obligation will not apply to: (a) owning or acquiring 10% or less of the outstanding equity of any entity that engages in cable television or cable telephony in the UK, (b) owning or acquiring any interest in an entity engaged in (i) wireless telephony, (ii) billing, validation or call authorization services and related or ancillary services for use by any provider of telecommunications services or (iii) any subscriber voice or data telecommunications transmission service that interconnects a Telewest network with other telecommunications networks outside the licensed territory of a Telewest network but does not compete with a Telewest network for cable telephony customers, (c) directly or indirectly providing any subscriber voice or data telecommunications transmission service (including, but not limited to, wireless telephony) that operates only in part by cable links to subscribers' premises (except in respect of the interconnection of such service to cable links that service customers in the licensed territory of any Telewest network), (d) owning or acquiring, directly or indirectly, an interest in any entity that provides programming services in the UK or (e) acquiring an interest in any entity whose annual gross revenues from cable television and cable telephony in the UK constitute 20% or less of its total gross revenues, provided that if the Company controls the entity, it offers Telewest an opportunity to acquire the interest in cable television and cable telephony assets in the UK of that entity. The business restriction and first-offer obligations applicable to U S WEST are subject to similar exceptions.

         The foregoing restrictions do not apply to the Company's existing investments in companies that operate in the UK cable television and broadcast industry, including the Company's interest in Flextech. None of the contractual arrangements involving the Company, TCI or any of its affiliates and Telewest restricts the ability of Flextech, or any company in which Flextech has an interest, to operate in the UK cable television and telephony industry or to expand their operations, including through acquisitions of cable businesses or franchises.

         UNITED INTERNATIONAL INVESTMENTS

         The Company's ownership interest in Tevel Israel International Communications Ltd. ("Tevel"), Princes Holdings Limited ("PHL") and Melita Cable TV Limited ("Melita"), the operating companies that own cable systems in Israel, Ireland and Malta, respectively, are held through United International Investments ("UII"), a partnership between the Company and United and Phillips Communications B.V. ("UPC"). Each of the Company and UPC have the right to appoint one half of the members of UII's management committee with UPC presently acting as the managing partner. In addition, under the partnership agreement of UII, UPC and the Company have agreed for the term of the partnership and for a period of three years thereafter not to participate in any business that distributes television broadcast signals through cable or any other means in any country where an operating company of UII does business without first offering such opportunity to UII.

         Tevel is a corporation formed under the laws of Israel. At December 31, 1996, the Company had a 50.0% ownership in UII with respect to UII's 46.6% ownership interest in Tevel. Currently, UII is entitled to designate two of the five directors of Tevel.

         PHL is a corporation formed under the laws of the Republic of Ireland. At December 31, 1996, the Company had a 55.6% interest in UII with respect to UII's 45.0% interest in PHL. A subsidiary of UII has the right to designate four of the eight directors of PHL. Certain extraordinary actions require the approval of such UII subsidiary and the other shareholder of PHL and at any time after June 1998, either such UII subsidiary or the other shareholder of PHL may require PHL to effect an initial public offering if one shareholder is unable to sell its interest in PHL as a private company. At December 31, 1996, PHL owned approximately 99%, 100% and 100%, respectively, of Cork Communications Limited, Westward Horizon Limited and Independent Wireless Cable Limited.

         Melita is a limited liability company formed under the laws of Malta. At December 31, 1996, the Company had a 43.8% interest in UII with respect to UII's 75.7% interest in Melita. All of the interests in Melita are pledged as security for Melita's obligations in connection with its debt financing. UII has the right to designate six of the nine directors of Melita.

         Certain statistical information concerning Teval, PHL and Melita as of and for the year ended December 31, 1996 is set forth below:


                                                                       Israel-          Ireland-         Malta-
                                                                        Tevel             PHL            Melita
                                                                      ---------        ---------        -------
                                  Homes in service area                 344,000         452,000         155,000
                                  Homes passed                          334,000         341,000         145,000
                                  Basic subscribers                     232,000         121,000          52,000
                                  Basic penetration
                                     percentage                              69%             35%             36%
                                  Average churn rate(1)                      14%             14%             36%
                                  Average monthly
                                     revenue per
                                     subscriber(2)                          $35             $23             $18
                                  Exchange Rates at
                                   December 31,1996(3)                    .3081          1.6576          2.7701
--------------------

(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1996, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1996.

(3)      Represents U.S. dollars per local currency unit.

         BRESNAN INTERNATIONAL PARTNERS (POLAND), L.P.

         In September 1994, the Company entered the Polish cable market when it acquired an indirect interest in Aster City Cable Sp. z o. o. ("Aster City"). Aster City is a joint venture between BIP Poland and local Polish investors. The Company's interest in Aster City is held through its 43.95% interest in BIP Poland, which in turn owned a 49% interest in Aster City at December 31, 1996. At December 31, 1996, Aster City operated cable systems serving approximately 176,000 cable and antenna subscribers, primarily in the City of Warsaw. Aster City is currently rebuilding its cable network in order to permit it to offer its customers enhanced cable and, subject to regulatory approval, telephony services.

         In December 1996, BIP Poland reached agreement with the local Polish investors to acquire the remaining 51% ownership interest in Aster City not already owned by BIP Poland. The terms require BIP Poland to pay the Polish investors approximately $25.0 million in 1997. Subsequent to this transaction, BIP Poland will own 100% of Aster City.

         In December 1995 BIP Poland acquired a 77.9% economic interest in Katowicka Telewizja Kablowa S.A. ("KTK"), a cable television operator in Katowice, Poland serving 14,000 cable and antenna subscribers, with unbuilt cooperative agreements covering approximately 15,000 additional subscribers. At December 31, 1996, the entire $1.2 million agreed upon investment has been advanced as an equity contribution to KTK to fund the construction of unbuilt cooperatives.

         In July 1995, BIP Poland paid $6.0 million to acquire a 100% ownership interest in Regionala Telewizja Kablowa Autocom Sp. z o. o. ("RTK Autocom"), a cable television operator serving the city of Krakow, Poland. At December 31, 1996 this system served approximately 35,000 cable and antenna subscribers.

       On December 31, 1996, BIP Poland acquired the cable television system serving areas of the City of Warsaw, Poland from Porion Sp Zo. o. for a cash purchase price of $25.2 million. This acquisition was completed through a purchase by Warszawskie Sieci Kablowe Sp Zo. o ("Warsaw Cable Network") of 100% of the stock of Przedsiebiorstwo Rozwoju Handlui TeleKomunikacji Sp Zo. o ("PRHT"), the owner of the acquired cable television network. BIP Poland has a direct and indirect 100% ownership interest in Warsaw Cable Network. At December 31, 1996 the PRHT cable television system served 58,000 subscribers.

         Certain statistical information concerning Aster City, RTK Autokom, KTK and PRHT as of and for the year ended December 31, 1996 is set forth below:


                                                                         RTK
                                                         Aster City    Autokom        KTK        PRHT
                                                         ----------    -------        ---        ----

                                  Homes in service area    700,000     242,000      19,000          (4)
                                  Homes passed             364,000      74,000      14,000      80,000
                                  Basic subscribers        176,000      35,000      14,000      58,000
                                  Basic penetration
                                     percentage                 48%         47%        100%         73%
                                  Average churn rate(1)          2%          9%          6%         (4)
                                  Average monthly
                                     revenue per
                                     subscriber(2)        $      5    $      4    $      6          (4)
                                  Exchange Rates at
                                   December 31,1996(3)       .3481       .3481       .3481       .3481

___________________________

(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1996, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1996.

(3)      Represents U.S. dollars per local currency unit.

(4)      Not available or not meaningful.

         In addition to its interests in Aster City, KTK, RTK Autocom and PRHT, BIP Poland also held, at December 31, 1996, a 65% interest in Telefonia Polska Zachod Sp. z o. o. ("TPZ"), a joint venture between BIP Poland and a local Polish partner. In March 1995, TPZ was granted a telephone license for the Gorzow Wielkopolski province which has a population of approximately 520,000. In Gorzow Wielkopolski, TPZ has secured a head-end building and finalized negotiations for a telephony switch and has constructed 34 kilometers of network. TPZ has entered into an interconnect agreement with Telekomunikacja Polska S.A. ("TPSA"), Poland's state-owned telephony company, and expects to begin providing telephony services during 1997. In June 1995, TPZ was granted a second telephone license for the Szczecin province (exclusive of the city of Szczecin) which has a population of approximately 600,000. In Szczecin, TPZ has acquired a head-end site and is in negotiations with TPSA for an interconnect agreement. TPZ expects to begin providing telephony services in Szczecin during 1997.

         On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of its revolving loan to BIP Poland ($23.8 million) to equity and made an additional equity contribution of $10.0 million and (ii) BCI Poland contributed $18.5 million to BIP Poland thereby reducing the Company's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31, 1996, the Company's Unreturned Capital in BIP Poland was $34.8 million.

         Cash distributions from the partnership are first made to the partners in accordance with the preferred return of 15% on the Unreturned Capital of the respective partners accruing from the date of the capital funding (in the case of TINTA's revolving loan that was converted to equity from the date amounts were loaned to the partnership) and second to the partners in accordance with any remaining Unreturned Capital. Thereafter, distributions are made in proportion to the partners' respective ownership percentages. Most significant transactions require the approval of each partner for such period of time as such partner has at least a 20% ownership interest.

Programming Operations

         FLEXTECH P.L.C.

         The Company has been actively involved in the development of cable and satellite programming in the UK since 1988 and has created an integrated programming enterprise through the operations of Flextech, a 46.5%-owned subsidiary at December 31, 1996. Through its subsidiaries and affiliates, Flextech creates, packages and markets entertainment and information programming for distribution on cable television and DTH satellite systems throughout the UK and, to a lesser extent, parts of continental Europe. By acquiring interests in and establishing alliances among providers of a variety of entertainment programming, Flextech has been able to achieve significant economies of scale and establish itself as a major low-cost provider of television programming. Flextech also owns interests in a production and distribution company and a terrestrial broadcast network.

         Flextech's management and consultancy services are operated through its subsidiary, Flextech Television Limited ("FTV"). FTV currently provides management services to companies operating eight programming services in Europe, of which the Company has indirect ownership interests in five. FTV generally provides programmers with technical assistance and a core management team, whose roles include, among others, the coordination of advertising sales, the negotiation of affiliation agreements, the marketing of the channels to existing and potential subscribers, the coordination of program schedules, the management of the programming budget, and the provision of managerial and technical expertise. For its management and consultancy services, Flextech receives a management fee and, in some cases, a percentage of the programming company's gross revenues. Flextech's management contracts have terms generally spanning a period of up to 10 years.

         The following table sets forth the name and a description of each programming service in which Flextech had an interest or to which it provided management services as of December 31, 1996:

                                                           Flextech
                                                      Ownership Interest/
                 Channel                              Management Services                    Description
                 -------                              -------------------                    -----------
                 Bravo                                100%/Management                    General entertainment
                                                      control                            targeted to male audiences

                 TCC (The Children's                  100%/Management                    Children's programming,
                    Channel)                          control                            including dramas, comedies,
                                                                                         documentaries, teen soaps
                                                                                         and animations

                 Challenge TV                         100%/Management                    Family entertainment and
                                                      control                            game shows

                 HSN Direct                           63%/Management control (1)         Home shopping and infomercials

                 Playboy TV                           51%/Management                     Adult entertainment
                                                      control

                 Sell-A-Vision                        50%/No day-to-day                  Home shopping and
                                                      management role(2)                 infomercials


                 KinderNet Channel                    31%/No day-to-day                  Children's programming
                                                      management role                    targeted to Dutch audiences


                 UK Living                            31%/No day-to-day                  Talk shows, game shows,
                                                      management role(3)                 dramas, soap operas, mini-
                                                                                         series and music

                 UK Gold                              25%/No day-to-day                  General entertainment from
                                                      management role(3)                 BBC and Thames Television
                                                                                         archives

                 European Business News               30%/Affiliate relations            Financial news
                                                      and advertising sales

                 The Discovery Channel                Manages day-to-day                 Documentaries relating to
                    Europe                            operations(4)                      travel, adventure, nature,
                                                                                         history and technology

                 TLC (The Learning Channel)           Manages day-to-day                 Documentaries and
                                                      operations(4)                      educational series

                 The Parliamentary Channel            Manages day-to-day                 Live proceedings of British
                                                      operations(5)                      Parliament

(1) Flextech owns a 63% interest, and TINTA owns a 15.7% interest in HSN Direct. A subsidiary of TCI has an indirect equity interest in Home Shopping Network, Inc., another partner in HSN Direct.

(2) Pursuant to an agreement that expires on January 31, 1999, Flextech provides transponder capacity in exchange for 50% of the defined net profits of Sell-A-Vision.

(3) Subsequent to December 31, 1996, Flextech announced that it had reached agreement to, among other things, (i) acquire of all the share capital of UKLL and UKGL that Flextech and the Company did not already own, and (ii) contribute 65% of the acquired ownership interest in UKGL to a 50%-owned joint venture. See "The Flextech Investment."

(4) A subsidiary of TCI has a 49% interest in Discovery Communications, Inc., the owner of The Discovery Channel Europe and TLC.

(5) The Company owns an indirect 26.6% interest in Telewest, which owns a 16.7% interest in The Parliamentary Channel.


         Bravo is targeted at 16-to 34-year olds and offers programs such as "the New Twilight Zone", "The Maxx" and "Family Dog". Bravo broadcasts from 8:00 p.m. to 6:00 a.m., seven days a week. As of December 31, 1996, this service was being distributed in the UK via cable as a basic service to 5.1 million subscribers and by satellite to dish owners in the United Kingdom as part of Sky MultiChannels Package ("MultiChannels").

         The Children's Channel, marketed as "TCC," is targeted at the 4- to 9-year-old age group and includes live shows, animation, dramas and educational programming. Initially launched in 1984, TCC is currently aired 11 hours a day (6:00 a.m. to 5:00 p.m.), seven days a week, and at December 31, 1996, was being distributed by cable operators as a basic service to 7.0 million subscribers in the UK and by satellite to dish owners in the United Kingdom as part of MultiChannels. It is also distributed by cable operators in Ireland, Scandinavia and the Benelux countries of Europe, and is included in "MultiChoice," a pay television package offered by Payco (a joint venture between Richemont and the South African pay-television service, M-Net) to DTH customers in parts of continental Europe. TCC has supplied programs to broadcasters in over 30 countries, and its service is available in English with Dutch, Swedish, Danish and Norwegian subtitles (and partly Dutch audio).

         Challenge TV is targeted at 15- to 45-year-olds and is carried on the same transponder as TCC. Initially launched in September 1993 as "The Family Channel", Challenge TV currently begins broadcasting at 5:00 p.m. daily, when TCC goes off the air, and its programming ends at 5:00 a.m. Challenge TV offers a mix of game shows and interactive competitions in addition to general family entertainment. At December 31, 1996, Challenge TV was distributed exclusively in the United Kingdom by cable operators as a basic service to 4.6 million subscribers and by satellite to dish owners in the United Kingdom as part of MultiChannels.

         HSN Direct was formerly the infomercial division of Home Shopping Network, Inc. ("HSN") and holds worldwide infomercial rights including the United States. HSN Direct already has a joint venture with Sumitomo in Japan for the exploitation of the infomercial and home shopping market in Japan. Infomercials are generally 25 minutes in length and feature a movie celebrity promoting a product line. Production costs are relatively inexpensive (generally under $100,000 for a 25-minute show) and segments can be dubbed into any language. Products generally sell for between $19.95 and $250.00. HSN Direct is currently aired for 7 hours each weekday (2:00 am to 9:00 am) in the UK. In the U.S., media time is purchased per individual infomercial.

         Playboy TV was launched on November 1, 1995 and is distributed in the United Kingdom and the Benelux countries by cable operators and DTH satellite service providers. The channel is currently aired from 11:30 p.m. to 4:00 a.m., four days a week and midnight to 4:00 a.m. three days a week. At December 31, 1996, Playboy TV was distributed to approximately 33,000 subscribers. Flextech owns a 51% interest in Playboy TV UK/Benelux Limited, the owner of Playboy TV. The remaining interests are held by Playboy Entertainment Group, Inc. ("PEG") (19%) and BSkyB Investment Limited (30%). Playboy TV has the exclusive rights in the UK and Benelux countries to PEG's programming. Flextech provides the service with management and technical support.

         Sell-A-Vision is a home shopping, infomercial channel broadcast in four languages (English, Dutch, French and German). A typical infomercial consists of a 25-minute show featuring a movie celebrity promoting a product line. Production costs are relatively inexpensive (generally under $50,000 for a 25-minute show), and products sell for between $10 and $300. Initially launched in June 1993, Sell-a-Vision is currently aired for five hours each weekday (5:00 a.m. to 10:00 a.m.) and for seven hours each weekend day (5:00 a.m. to 12:00 noon). Sell-a-Vision is a non-encrypted service available to all homes capable of receiving satellite signals within the Astra 1a satellite footprint (which includes most of Europe and Scandinavia). Pursuant to an agreement that expires on January 31, 1999, Flextech provides transponder capacity in exchange for 50% of the defined net profits of Sell-A-Vision.

         KinderNet Channel is a Dutch children's programming service similar in genre to TCC. The channel is currently aired for 4 hours each weekday (7:00 a.m. to 11:00 a.m.) and for 5 hours a day on the weekends (7:00 a.m. to noon). At December 31, 1996, KinderNet Channel was received by approximately 5.6 million homes in Holland. Flextech's ownership interest is held through its 33.34% interest in Preview Investments BV ("Preview"), which owns 93.28% of KinderNet Channel and 100% of Holland Visions BV, a Dutch company that provides television and post-production editing services in Holland. Pursuant to a shareholder's agreement with Infinity Investments BV ("Infinity"), the owner of the remaining 66.66% interest in Preview, Flextech has the right to require Infinity to sell to Flextech, and Infinity has the right to require Flextech to purchase, at any time between June 1, 2000 and December 31, 2000 (subject to the approval of Flextech's shareholders of the exercise of either such right if such approval is required under the Listing Rules of the London Stock Exchange at the time of exercise), Infinity's entire interest in Preview at a price equal to a multiple of the average of Preview's consolidated profit (before interest and taxes) for the fiscal years ended May 31, 1998, 1999 and 2000, subject to a maximum purchase price of 100 million Netherlands guilders ("NGL")($57.4 million) and a minimum purchase price of NGL 50 million ($28.7 million).

         UKLL produces and distributes "UK Living," which primarily targets women aged 25 to 54 years old. Its programming consists of talk shows on topical issues, health, cooking and homemaking, dramas, soap operas and mini-series. UK Living's non-original content is a mix of U.S. programming and programming from the libraries of the BBC and Thames Television plc ("Thames TV"). UK Living was initially launched in September 1993, and currently airs 18 hours a day, between 6:00 a.m. and 12:00 midnight, seven days a week. As of December 31, 1996, UK Living was distributed exclusively in the United Kingdom by cable operators as a basic service to 5.1 million subscribers and by satellite to dish owners in the United Kingdom as part of MultiChannels. Flextech currently holds a 31.3% economic and 35.4% voting interest in UKLL. The other shareholders of UKLL are Cox Programming (which currently holds a 43.7% economic and 49.6% voting interest) and Thames TV (which currently holds a 25% economic and 15% voting interest). UKLL has a board of directors on which each shareholder has one representative. As described in greater detail below, Flextech has reached agreements with the shareholders of UKLL to acquire all of the shares of UKLL not already owned by Flextech and the Company.

         UKGL produces and distributes "UK Gold," which primarily airs reruns of "the best of" the BBC and Thames TV libraries (which include over 130,000 hours of programming). Initially launched in November 1992, UK Gold is currently broadcast 19 hours each day, between 7:00 a.m. and 2:00 a.m. As of December 31, 1996, UK Gold was distributed exclusively in the United Kingdom by cable operators as a basic service to 5.1 million subscribers and by satellite to dish owners in the United Kingdom and Ireland as part of MultiChannels. Flextech currently holds a 25% economic and 27% voting interest in UKGL. The other shareholders in UKGL are BBC Enterprises Investments Limited (which currently holds a 20% economic and voting interest), Thames TV (which currently holds a 20% economic and 15% voting interest) and Cox Programming (which currently holds a 35% economic and 38% voting interest). UKGL has a board of directors on which each shareholder has one representative. As described in greater detail below, Flextech has reached agreements with the shareholders of UKGL to acquire all of the shares of UKGL not already owned by Flextech and the Company. As part of the formation of the BBC Joint Ventures, the Second Joint Venture will acquire 65% of the share capital of UKGL (after Flextech's acquisition of all of the share capital), with put and call arrangements over the remaining 35% of such share capital.

         European Business News ("EBN") is based in London and is a financial news network covering UK and European financial news and corporate developments. The service also covers personal finance and an array of business and consumer issues. Initially launched in February 1995, EBN is now a 24-hour service aired seven days a week. Dow Jones International Inc. is a 70% shareholder of the service, and manages the news and programming aspects of the channel. Flextech owns the remaining 30% and is responsible for affiliate distribution and advertising sales. At December 31, 1996, EBN was distributed to approximately 6.0 million cable subscribers and is available to all homes capable of receiving satellite signals within the Eutelsat and Astra 1C satellite footprint (which includes the UK and parts of Europe, North Africa and the Middle East). EBN's sister channel in Asia is Asia Business News, a Singapore-based regional satellite network which provides business and financial news.

         The Discovery Channel Europe presents documentary and factual programming covering five main genres: adventure, travel, history, nature and technology. Initially launched in April 1989, it currently broadcasts eight hours a day (4:00 p.m. to midnight), seven days a week, in English and is also available with Danish, Dutch, Finnish, Norwegian, Swedish, Polish and Hungarian subtitles. At December 31, 1996, The Discovery Channel Europe was being distributed by cable operators in the United Kingdom as a basic service to 13.4 million subscribers, and also to subscribers in Scandinavia, the Benelux countries and parts of Eastern Europe, and by satellite to dish owners in the United Kingdom as part of MultiChannels. The channel is also available as part of the "Multichoice" pay television package offered to DTH satellite customers in certain parts of Europe.

         TLC or "The Learning Channel" is an educational and entertainment channel with three categories of programming: family, hobbies and science. At December 31, 1996, it was distributed exclusively in the UK by cable operators as a basic service to 5.1 million subscribers and by satellite to dish owners in the United Kingdom as part of MultiChannels. Initially launched in March 1992, it airs seven hours a day, from 9:00 a.m. to 4:00 p.m., seven days a week.

         The Parliamentary Channel broadcasts a mixture of live and recorded coverage of proceedings in The House of Commons and The House of Lords. There is no commentary, only captions identifying the speakers and the political parties they represent. The Parliamentary Channel is a non-profit venture jointly owned by eight major cable operators, including Telewest. The service was initially launched in January 1992, and, at December 31, 1996, was being distributed exclusively in the UK by cable operators as a basic service to 1.7 million subscribers.

         Other Flextech Interests

         STV. On September 28, 1995, Flextech exchanged its 20% ownership interest in HTV Group plc ("HTV") and L.28.0 million ($44.2 at the applicable exchange rate) in cash for 12,065,143 or 20% of the issued and outstanding shares of Scottish Television plc ("STV"), a publicly-traded company in the UK and the Channel 3 terrestrial broadcast licensee for central Scotland. During the fourth quarter of 1996, STV disposed of its investment in HTV. STV's broadcast signal reaches approximately 1.5 million homes in the UK. Pursuant to the terms of its investment, Flextech is entitled to appoint two directors to STV's board of directors for so long as it owns more than 15% of STV's outstanding ordinary shares and TINTA, TCI and/or certain of their affiliates (the "TINTA Group") own at least 25% of the outstanding capital stock of Flextech. Flextech will be entitled to appoint one director to STV's board if its ownership interest in STV falls below 15% but exceeds 10%, or if Flextech's ownership exceeds 15% but the TINTA Group's ownership interest in Flextech falls below 25%. Flextech also obtained certain preemptive rights with respect to new issuances of shares of STV and agreed to certain restrictions on its ability to dispose of and acquire additional shares of STV.

         Flextech's interest in STV increases the Company's interests in terrestrial broadcasting and provides it with access to programming through Scottish Television Enterprises ("STE"), STV's programming subsidiary. In connection with the acquisition of its interest in STV, Flextech acquired the license rights to over 125 hours of drama and documentary features from STV's program library. Flextech also entered into a production output agreement under which Flextech has agreed to commission television programs from STE over a two year period, subject to agreement on budgets and other items for each program.

         HIT. Flextech owns a 23.4% interest in HIT Entertainment plc ("HIT") an independent distributor and packager of television programming worldwide. Specializing in animation, family drama and natural history, HIT has long-standing relationships with program producers and broadcasters. Programming is distributed by HIT to over 120 countries. Among its programs, HIT has the rights to distribute in the United Kingdom the "Barney the Dinosaur" children's series and the "Dennis and Gnasher." The Company anticipates that HIT's extensive library (over 1,000 hours of programming as of December 31, 1996) will provide a valuable source of programming for Flextech's owned and managed thematic channels.

     Hallmark Entertainment. Flextech has commitments to acquire distribution and exhibition rights for a variety of programming under license agreements with Hallmark Entertainment, Inc. ("Hallmark Entertainment"), a subsidiary of Hallmark Cards Incorporated ("Hallmark"). The rights are limited to the United Kingdom and certain other European markets and have a term for a period of ten years once the license period commences. Through December 31, 1996, programming with an aggregate contractual value of L.19.8 million ($33.9 million) had been delivered to Flextech under such agreements. It is estimated that Flextech's remaining commitments to acquire programming will be L.10.5 million ($18.0 million). Hallmark Entertainment has provided Flextech a guarantee that it will recover at least L.14.6 million ($25.0 million) from the exploitation of such rights.

         The Flextech Investment

         TCI, through various subsidiaries including United Artists European Holdings Limited ("UAEH"), has had programming investments in the United Kingdom and continental Europe since 1988. In February 1994, TCI consolidated its UK and European programming investments when TCI merged those investments into Flextech. In connection with such merger, UAEH acquired 60.4% of the outstanding Flextech Ordinary Shares, and Flextech acquired, among other things, UAEH's 100% interest in Bravo Ltd., 24.6% interest in Starstream Limited ("Starstream") (Flextech at the time held an additional 50.3% of Starstream), 25% interest in UKGL, and 31.3% interest in UKLL, as well as FTV's management or consultancy contracts or arrangements with Bravo, TCC, The Discovery Channel Europe, TLC, Country Music Television Europe, The Parliamentary Channel, European Business News and the predecessor of Challenge TV. Starstream owns and operates TCC. Under the terms of the merger agreement, UAEH also loaned Flextech L.10.0 million ($17.1 million), and purchased variable rate convertible unsecured loan stock of Flextech ("VRCUL Stock") for L.9.4 million ($16.1 million). In October 1994, TCI's interest in UAEH (and thereby in Flextech) was contributed to the Company by TCI.

         On June 5, 1995, Flextech completed the issuance of new Flextech Ordinary Shares and Flextech Non-Preference Shares pursuant to agreements with Hallmark and U S WEST (the "Hallmark Subscription" and "U S WEST Subscription", respectively). The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions". At the time of such sales, the Hallmark Subscription and the U S WEST Subscription represented 9.99% and 9.01%, respectively, of Flextech's equity share capital assuming conversion of the Flextech Non-Preference Shares. Under the terms of the Hallmark Subscription, HC Crown Corp. ("Crown"), a subsidiary of Hallmark, purchased 9,322,763 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares for L.48.4 million ($77.2 using the applicable exchange rate). Under the terms of the U S WEST Subscription, U S WEST (UK), a subsidiary of U S WEST, purchased 8,181,392 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for securities of Thomson Directories Limited (the "TDL Securities"). Prior to the July 8, 1996 repurchase of the TDL Securities by U S WEST (UK), Flextech had pledged the TDL Securities to Citibank N.A. as security for a limited recourse loan in the amount of L.43.7 million ($69.7 using the applicable exchange rate) (the "Flextech Bank Facility"). Flextech used the sales proceeds from such July 8, 1996 repurchase to repay in full amounts borrowed under the Flextech Bank Facility. As a result of the Flextech Transactions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 60.4% to 48.8%. As discussed below, the Flextech Non-Preference Shares will be converted into Flextech Ordinary Shares in connection with the closing of the BBC Joint Ventures and the issuance to the Company of the Special Voting Share.

         On April 22, 1996, Flextech acquired from IFE (i) the 61% ownership interest in Maidstone Broadcasting, which Flextech did not already own and (ii) a 100% ownership interest in TVS. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was L.31.0 million ($47.8 million using the applicable exchange rate), of which L.3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 Flextech Non-Preference Shares. As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.5%. As discussed below, the Flextech Non-Preference Shares will be converted into Flextech Ordinary Shares in connection with the closing of the BBC Joint Ventures and the issuance to the Company of the Special Voting Share.

         In January 1997, the Company reduced its voting interest in Flextech from 50.9% to 50% by issuing to a nominee an irrevocable proxy to vote 960,850 of the Flextech Ordinary Shares owned by the Company at any shareholder meeting to be held through December 31, 1997. Following the completion of the BBC Joint Ventures and the issuance of the Special Voting Share to the Company as discussed below, the Company's voting power in Flextech will be equal to 50% of all votes that may be cast at a meeting of Flextech's shareholders.

         On March 17, 1997, Flextech announced that it had reached agreement with BBC Worldwide to form two separate joint ventures, and that it would acquire all of the shares of UKGL and UKLL that Flextech and the Company did not already own. The Principal Joint Venture will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide will each have a 50% interest in the venture. The Principal Joint Venture has committed to the launch of at least 4 new theme channels by September 30, 1998. The Second Joint Venture will acquire 65% of the share capital of UKGL (following Flextech's acquisition of the UKGL share capital, as described below), with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide will have a 50% interest in that venture. The creation of the BBC Joint Ventures is subject to a number of conditions, including approval of various resolutions by the shareholders of Flextech at an extraordinary general meeting to be held on April 15, 1997, and approval by the UK Department of National Heritage. No assurances can be given that such approvals will be obtained.

         An affiliate of the BBC will be responsible for the scheduling, programming and presentation of the channels to be operated by the BBC Joint Ventures, while Flextech will be responsible for providing distribution, air-time sales, off-air marketing and management services to the two joint ventures. Program license agreements will be entered into by each joint venture, under which they will be entitled to acquire licenses to broadcast programs originated by the BBC after their initial airing. For the first five years, BBC programming will be acquired in accordance with a pricing formula based on current market prices, and thereafter pricing will approximate current market prices. The license agreements will have initial terms of 15 years, which may be extended an additional 15 years at the option of the BBC Joint Ventures. Any such extension would require the consent of Flextech. A failure to extend the license agreements after the first 15 year term will result in BBC Worldwide having the right to acquire any channel brands owned by the Principal Joint Venture for fair value. In such circumstances, Flextech may alternatively require that BBC Worldwide purchase its interest in the Principal Joint Venture for fair value. The BBC Joint Ventures will not be limited to BBC programming material.

         Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. This financing comprises L.22 million ($38 million) of equity financing, through the acquisition of ordinary shares of the Principal Joint Venture, a primary credit facility of up to L.88 million ($151 million) and, subject to certain restrictions, a standby credit facility of up to L.30 million ($51 million). Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($17 million). To support its funding obligations, Flextech has obtained the Flextech Revolving Credit Facility, with current borrowing availability of up to L.50 million ($86 million), and with a term of up to 5 years, from a syndicate of banks. Flextech is currently negotiating to increase the borrowing availability under the Flextech Revolving Credit Facility to L.85 million ($146 million).

         Flextech will acquire the share capital of UKGL and UKLL not already owned by it and the Company through the issuance of new Flextech Ordinary Shares. Flextech will acquire the 75% of UKGL (and L.12.5 million ($21.4 million) of loan stock) and the 68.75% of UKLL (and L.13.7 million ($23.5 million) of loan stock) that it does not already own through the issuance of 34,954,713 new Flextech Ordinary Shares. One of the current shareholders of UKLL will retain L.5.2 million ($8.9 million) of loan stock, which is to be repaid in two equal installments on December 31, 1997 and 1998. Immediately following the issuance of the new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, the Company's voting power will fall below 50%. To increase the Company's voting power to 50%, the Company will receive the Special Voting Share, which will permit the Company to cast 50% of all votes attributable to the outstanding share capital of Flextech. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group.

         Upon approval of the transaction by its shareholders and following the acquisition of the entire share capital of UKGL, Flextech is to exchange approximately 40% of the ordinary shares of UKGL for variable rate redeemable unsecured loan stock of the Second Joint Venture and approximately 25% of the UKGL ordinary shares for redeemable preference shares of the Second Joint Venture. Flextech and the Second Joint Venture will also enter into call and put option arrangements with respect to the shares of UKGL retained by Flextech (the "Retained Shares"). Under the call arrangement, the Second Joint Venture may acquire the Retained Shares, with the consent of Flextech (which may be withheld in its sole discretion), following the second anniversary of the initial transfer of shares of UKGL by Flextech and the Company to the Second Joint Venture (the "Initial Transfer"). The purchase price would be L.52.5 million ($89.9 million), which may be issued in loan stock of the Second Joint Venture. If the call is not exercised then, under the put arrangement, on or after the fifth anniversary of the Initial Transfer, Flextech may require that the Second Joint Venture acquire the Retained Shares for the greater of (i)
L.66.2 million ($113.4 million) and (ii) the fair value of such shares, which may be issued in loan stock

         The Company has undertaken to fulfill Flextech's financial obligations to the Principal Joint Venture in the event of Flextech's default, and has agreed not to compete with the channels of the BBC Joint Ventures. If the Company is required to fulfill any of Flextech's financial obligations, it will take over Flextech's equity interest in the Principal Joint Venture for L.1.00, and the Company's loans will become senior to any loans of Flextech to the Principal Joint Venture (except to the extent such subordination would adversely effect Flextech's ability to repay amounts borrowed under the Flextech Revolving Credit Facility). Flextech will be entitled to reacquire its interest in the Principal Joint Venture within a period of 180 days after the Company first fulfills any of Flextech's financial obligations, upon repayment of any monies advanced by the Company and the payment of interest thereon at TINTA's marginal cost of funds plus 2% per annum. Flextech may substitute a bank guarantee for the foregoing financial undertaking of the Company.

         Stockholding in Flextech; Preemptive Rights

         At December 31, 1996, the Company owned 56,340,598 Flextech Ordinary Shares representing 46.5% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital, and L.9.4 million ($16.1 million) of VRCUL Stock. The VRCUL Stock bears interest at the rate of 1/2% below a bank's base rate and is repayable on January 31, 1999, or earlier at Flextech's option. Each share of VRCUL Stock is convertible at the option of the holder into Flextech Ordinary Shares at the rate of L.3 per share ($5.14 per share), at any time during the 180 day period commencing on September 23, 1997. In connection with the formation of the BBC Joint Ventures, the Company has agreed with Flextech that if it is unable to increase the borrowing availability under the Flextech Revolving Credit Facility from L.50 million to at least L.70 million ($86 million to $120 million), then the Company will agree to defer repayment of the VRCUL Stock, subject to an extension of the period over which the VRCUL Stock is convertible. The foregoing modifications would take effect at such time as repayment of the VRCUL Stock is deferred.

         Following the acquisition by Flextech of the shares in UKGL and UKLL not already owned by it or the Company for Flextech Ordinary Shares and the conversion of all outstanding Flextech Non-Preference Shares into Flextech Ordinary Shares, the Company's interest in the equity share capital of Flextech will decline from 46.5% to 36.1%. To permit the Company to cast at least 50% of all votes cast by shareholders of Flextech, the Company will receive the Special Voting Share. The Special Voting Share will not participate in dividends or distributions, and will receive only its nominal value (10 pence) upon any liquidation of Flextech.

         Under the City Code, which is designed to ensure fair and equal treatment of all shareholders in relation to takeovers of English public companies such as Flextech, it must be a condition of any offer for the voting equity share capital which, if accepted in full, would result in the offeror holding shares carrying over 50% of the voting rights of the offeree company, that the offer not become or be declared unconditional as to acceptances until the offeror has acquired or agreed to acquire (pursuant to the offer or otherwise) shares carrying over 50% of the voting rights attributable to both the equity share capital and equity share capital and non-equity share capital combined. The Special Voting Share will not count as having voting rights for this purpose. Also, the Special Voting Share will not carry any right to vote in respect of certain resolutions proposed at a general meeting of Flextech to approve certain actions which require approval under the City Code during the course of such an offer, or while one might be imminent.

         Except with the approval of the Panel on Takeovers and Mergers (the body responsible for the administration of the City Code) any person who holds not less than 30%, but not more than 50%, of the voting rights of a company which is subject to the City Code (or persons acting in concert with that person) may not in any period of 12 months acquire additional shares carrying more than 1% of the voting rights of that company without extending offers to the holder of any class of equity share capital in the company and also to the holder of any class of non-voting equity share capital in which such person (or persons acting in concert with him) hold shares. The Special Voting Share will not be taken into account in determining the Company's percentage voting rights of Flextech for this purpose.

         Certain Agreements

         Tag-Along Right. In connection with the Hallmark Subscription, the U S WEST Subscription, and the IFE Acquisitions, the Company entered into separate agreements with Crown, U S WEST (UK), and IFE, which provide for, among other things, the pro rata right of Crown, U S WEST (UK) and IFE to participate in any sale by the Company of 10% or more of its then existing shareholdings in Flextech, at the same per share price as that being received by the Company.

         Certain Purchase Rights. The Flextech Non-Preference Shares held by Crown and U S WEST (UK) are convertible at the option of the holder into Flextech Ordinary Shares on a one-for-one basis at any time after the Company ceases to own at least 50.01% of the voting power associated with Flextech's then outstanding ordinary share capital. If the Flextech Non-Preference Shares do not become convertible by June 1, 1997, Crown and/or U S WEST (UK) can require the Company at any time to purchase all of their Flextech Non-Preference Shares for a price equal to the then current market price per share of the Flextech Ordinary Shares. In connection with the closing of the BBC Joint Ventures and the issuance to the Company of the Special Voting Share, all of such Flextech Non-Preference Shares are to be converted into Flextech Ordinary Shares, thereby eliminating the foregoing put obligation with respect to the convertibility of such shares.

         In connection with the IFE Acquisitions, TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares have not become convertible into Flextech Ordinary Shares by that date. The put price per IFE Consideration Share is the greater of (i) L.3.64 ($6.23) or (ii) the market value of a Flextech Ordinary Share at the time of the exercise of the put option. TINTA has the option to satisfy this put option price in cash or in shares of Series A Common Stock. In connection with the closing of the BBC Joint Ventures and the issuance to the Company of the Special Voting Share, all of the IFE Consideration Shares are to be converted into Flextech Ordinary Shares, thereby eliminating TINTA's put obligation with respect to the convertibility of such shares.

         If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company, (ii) Crown's and U S WEST (UK)'s interest in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech Securities acquired by IFE pursuant to the IFE Acquisitions exceeds 75% of Flextech's issued and outstanding share capital, or
(y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Unlisted Securities Market of the London Stock Exchange (or to be fully listed, following their admission to the Official List of the London Stock Exchange) as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from Crown, U S WEST (UK) and IFE any Flextech Ordinary Shares or Flextech Non-Preference Shares held by them and which were originally acquired under the Hallmark Subscription, the U S WEST Subscription or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares or Flextech Non-Preference Shares during the preceding twelve month period. In the event the Company is required to purchase any Flextech Non-Preference Shares or Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

         Under Flextech's Articles of Association, if the Company becomes obligated to purchase any of the Flextech Non-Preference Shares and fails to complete such purchase within 12 months from the date such purchase is required to be completed, such Flextech Non-Preference Shares shall become convertible into Flextech Ordinary Shares whether or not the Company ceases to own at least 50.01% of the voting power associated with Flextech's then outstanding ordinary share capital.

         Interrelationships with Flextech

         Board Representation. The Company currently has three appointees on Flextech's 12-member board of directors. To ensure that the Company continues to have appropriate representation on Flextech's board of directors, Flextech's Articles of Association were amended to provide that for so long as the Company and its subsidiaries hold more than 50% of the voting power associated with the outstanding share capital of Flextech, (i) the Company will be entitled to appoint up to three directors, and one of such directors must sit on each committee of the board, and (ii) no resolution of Flextech's board of directors which appoints a managing director, chief executive, or director of finance or similar position may be validly passed without the approval of at least one of the directors appointed by the Company. If the ownership of the Company and its subsidiaries in Flextech declines to between 25% and 50% of its outstanding share capital, then the Company will be entitled to appoint up to two directors. Upon Flextech's acquisition of the interests in UKGL and UKLL that it does not already own, the formation of the BBC Joint Ventures and the Company's receipt of the Special Voting Share, the Articles of Association of Flextech will be amended to provide that (i) the Company will continue to have the right to have three appointees on the Flextech board of directors, and enjoy the foregoing rights, for so long as it owns the Special Voting Share and
(ii) the Company will have the right to appoint one director for so long as it holds between 5% and 25% of the outstanding ordinary share capital of Flextech. The directors appointed by the Company are not allowed, by Flextech's Articles of Association and the Listing Rules of the London Stock Exchange, to constitute a majority of the members of Flextech's board of directors.

         In connection with the Hallmark Subscription and the U S WEST Subscription, Flextech's Articles of Association were further amended to provide each of Hallmark and U S WEST with the right to appoint one director of Flextech for so long as they, or their respective affiliates, hold 5% or more of the outstanding share capital of Flextech.

         Financial Support of BBC Joint Venture Financing. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). Flextech's funding obligations to the Principal Joint Venture consist of (i) the purchase of L.22 million ($38 million) of ordinary shares in the Principal Joint Venture, (ii) a primary credit facility of L.88 million ($151 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($51 million). Borrowings under the primary and standby credit facility would be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR, which interest would be capitalized quarterly.

         If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for L.1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

         Non-Compete with BBC Joint Venture. The Company has undertaken that neither it, nor any company that it controls will own more than a 20% equity interest in any entity that competes with any of the channels operated by the Principal Joint Venture. For this purpose and under certain circumstances, the Company's interest in an entity is to be aggregated with that of TCI and any company that TCI controls. This non-compete is co-extensive with the Company's obligations under its Standby Commitment, and may be earlier terminated at such time as the Company no longer owns more than 10% of the ordinary shares of Flextech.

         Right of First Refusal. UAEH has agreed that so long as it beneficially owns 30% or more of the outstanding voting stock of Flextech, Flextech will have a right of first refusal with respect to all offers made to UAEH relating to English language cable and satellite programming in the United Kingdom and Europe. The right of first refusal is subject to the consent of the supplier of any such programming offered to UAEH and of any other parties that may have interests therein, and to Flextech being able to fund the purchase of such programming out of its own resources.

         MULTITHEMATIQUES S.A.

         On December 13, 1995, TINTA invested in MultiThematiques, a newly formed European programming company, with two French media companies, Canal + S.A. ("Canal +") and General d'Images S.A. ("GDI"). MultiThematiques was formed to create and develop thematic programming for French and other continental European audiences. TINTA expects that programming developed by MultiThematiques will also be used to support the Company's distribution interests in other regions, particularly Japan and Latin America.

         Canal + and GDI contributed to MultiThematiques their combined equity interests in four French thematic channels and Canal + has also contributed its equity interest in a classic movie channel distributed in Spain. In addition to TINTA's initial investment of $123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate), TINTA also contributed to MultiThematiques FF 105.0 ($20.2 million) and FF 100.0 million ($19.3 million) on December 13, 1996 and February 13, 1997, respectively, and has agreed to contribute an additional FF 164.0 million ($31.6 million) no later than December 13, 1997. In order to manage the Company's foreign currency exchange risk with respect to its December 13, 1997 contribution obligation, the Company has entered into a foreign currency option contract that allows the Company to purchase FF 164.0 million at a price of FF 5.5367 per U.S. dollar through December 13, 1997. TINTA's cash contributions have been used by MultiThematiques to (i) support the operations of its existing programming services and to expand their distribution to new European markets, (ii) launch additional thematic channels in Europe, (iii) adapt selected programming formats for use in other markets in which the Company has interests in distribution systems, and (iv) support the costs of transferring its channels to a digital format capable of being delivered by DTH services. Each of TINTA, Canal + and GDI own a one-third interest in MultiThematiques.

         The following table sets forth the name and a description of each programming service in which MultiThematiques had an interest as of December 31, 1996:

                                     MultiThematique
                                    Ownership Interest/
             Channel                Management Services                Description
             -------                -------------------                -----------
             Planete                70%/Management control             French documentary channel.

             Canal Jimmy            85%/Management control             Lifestyle and entertainment
                                                                       channel targeted at young male
                                                                       audiences.

             Cine Cinemas           60%/Management control             Channel featuring recent movies.

             Cine Cinefil           60%/Management control             Channel featuring classic movies.

             Cine Classics          50%/Management control             Channel featuring classic movies
                                                                       in Spanish language versions.

             Seasons               100%/Management control             Channel featuring hunting, fishing
                                                                       and similar pursuits.

         The MultiThematiques channels are distributed throughout France by cable television operators and DTH satellite providers. MultiThematiques has also secured carriage on three additional DTH satellite platforms in Spain, Italy and Scandinavia, as well as on the German DF1 digital DTH satellite service beginning in 1997.

         Each of TINTA, Canal + and GDI has equal representation on MultiThematiques' board of directors. TINTA's President and Chief Operating Officer is currently serving a two-year term as MultiThematiques' chairman of the board. Thereafter, each of Canal +, GDI and TINTA will (in successive order) have the right to designate a new chairman every two years. Each of TINTA, Canal + and GDI, for so long as its respective ownership interest in MultiThematiques equals or exceeds 25%, has the right to veto certain specified corporate action including the adoption of a budget.

         Each of TINTA, Canal + and GDI has agreed not to dispose of any shares in MultiThematiques prior to November 21, 1999. Thereafter, each shareholder may sell all (but not less than all) of its shares to a third party subject to a pro rata right of first refusal by the non-selling shareholders. In the event that any two shareholders propose to sell their shares of MultiThematiques or jointly receive an offer to purchase such shares, the other shareholder shall have the right to participate in such sale by selling its shares to the prospective buyer on the same terms.

         In connection with the formation of MultiThematiques, Com Dev Images, S.A. ("Com Dev"), a minority shareholder in Planete and Cine Cinema, was granted certain rights with respect to future transactions involving MultiThematiques. Specifically, in the event of a public offering of shares of MultiThematiques occurring prior to December 13, 2003, Com Dev shall have the right to exchange its shares in Planete and Cine Cinema for shares of MultiThematiques at an agreed upon exchange rate.

LATIN AMERICA AND THE CARIBBEAN

Cable Television Operations

         CABLEVISION S.A.

         On April 25, 1995, the Company acquired a 51% equity interest in Cablevision and obtained a two-year option to acquire up to an additional 29% of Cablevision. See "Terms of Cablevision Investment" below.

         Cablevision, one of the largest cable television operators in Argentina based on the number of basic subscribers, began offering cable television service to subscribers in Buenos Aires in 1981, and operates primarily in the Federal District of Buenos Aires and greater Buenos Aires metropolitan area. Its systems in and around Buenos Aires are divided into six districts: Federal District, San Isidro, Vicente Lopez, Avellaneda, Quilmes and Berazategui. The Buenos Aires Districts are located in densely populated areas, which results in relatively low construction costs per home passed. On October 1, 1996, Cablevision acquired 99.99% of the issued and outstanding capital stock of OCC. At December 31, 1996, OCC served approximately 90,000 basic subscribers in the west of the greater Buenos Aires metropolitan area. At December 31, 1996, Cablevision's approximately 4,500 miles of cable plant passed an aggregate of 1,534,000 homes (an average of 341 homes per mile).

         The following table presents certain information concerning the operations of Cablevision as of and for the year ended December 31, 1996:


                         Homes passed                                                 1,534,000
                         Basic subscribers                                              578,000
                         Basic penetration rate                                              38%
                         Average churn rate (1)                                              17%
                         Average monthly revenue per subscriber (2)                         $33
-----------

(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1996, divided by the average number of basic subscribers during such period.

(2) Represents the average monthly revenue per subscriber for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period.

         Construction

         During the year ended December 31, 1996, Cablevision constructed 256 miles of cable network at a cost of approximately $6 million. Cablevision has historically paid, and in the near term is expected to continue to pay, for new construction with a combination of bank financing and internally-generated cash flow. New construction by Cablevision is expected to consist of the installation of fiber backbone and high capacity coaxial cable which will permit the delivery of voice telephony services. Cablevision has already upgraded a portion of its network in the commercial center of downtown Buenos Aires and has entered into several agreements to transmit data over fiber optic lines. In February 1995, Buenos Aires adopted a municipal ordinance that regulates the installation of cable in certain areas of Buenos Aires. The ordinance, which is subject to issuance of implementing regulations, requires that cable operators install their cable in specified areas of Buenos Aires either underground or on poles in specified locations. The ordinance, which requires that existing cable networks be brought into compliance in stages over a seven-year period, is not expected to have a materially adverse effect on Cablevision's results of operations or financial condition.

         Pricing

         As of December 31, 1996, Cablevision's cable television service was typically priced between $15.00 and $34.50 per month and consisted of 65 channels of programming. Cablevision does not generally receive additional fees for premium services, and an encryption device is only installed for reception of two adult channels and a weekly soccer game.

         Government Regulation

         Cable television and broadcast companies in Argentina are required to obtain a non-exclusive broadcast license from the Comite Federal de Radiodifusion ("COMFER"). COMFER has broad regulatory authority over broadcasting in Argentina, including suitability of content. Broadcast licenses, which are granted solely to Argentine companies, are required in order for a programmer to broadcast its channels and in order for a cable operator to carry programming over its cable network. A license is granted for a 15-year term and the licensee has the right to a 10-year extension at the end of the initial term. Cablevision's broadcast licenses have remaining terms of 11 to 22 years (inclusive of the 10-year extension period). Licenses may be revoked for breach of regulations pertaining to broadcast licenses, or if such revocation would be in the "public interest." There is no regulation of cable subscription rates in Argentina.

         In November 1990, the Argentine telephone system was privatized and two companies, Telefonica de Argentina S.A. ("Telefonica") and Telecom Argentina STET-France Telecom S.A. ("Telecom"), were granted exclusive licenses to provide local and long distance telephony service. The exclusivity of these licenses is scheduled to expire in 1997, but may be extended for an additional three-year period if the licensees have met certain mandatory standards for the expansion of their telephone networks and improvements in quality of service. No assurance can be given, however, that cable operators in Argentina will be permitted to offer telephony services in 1997, in 2000 or at any other time in the future. During the period their licenses are exclusive, Telefonica and Telecom are not permitted to provide cable television on a commercial basis over their networks. The Argentine Commission Nacional de Telecomunicaciones (the "CNT") has authorized Telefonica and Telecom to lease their network to cable operators under certain conditions. The Argentine courts have determined, essentially, that the telephone companies must use their networks solely for the purpose of telephony and not for the purpose of direct competition with cable operators.

         In October 1994, a bilateral treaty between Argentina and the United States concerning the reciprocal encouragement and protection of investments took effect. Under this treaty, there is no limitation on the amount a United States company may acquire of an Argentine company, including one that holds broadcast licenses issued by COMFER. However, all investments in Argentine broadcasting and cable companies must receive prior approval from COMFER.

         Competition

         The multi-channel television industry in Argentina is extremely competitive. Since the Argentine government does not grant exclusive broadcast licenses to cable operators, Cablevision competes, in certain areas of Buenos Aires, with at least one other cable operator. Cablevision believes that competition is primarily based on price, program offerings, customer satisfaction and quality of the system network. Cablevision decreased its rates in 1996 in response to such increased competition and management believes that Cablevision is competitive in each of these areas. Other cable operators with networks in the Buenos Aires franchises include Video Cable Comunicacion, S.A. (which is 50% owned by U.S. cable operator Continental Cablevision, Inc.), and Multicanal S.A.

         If and when the Company provides telephony over its broadband network, it will compete with the existing public telephone companies, Telefonica and Telecom, and possibly other cable operators. It is anticipated that competition for telephony customers will be primarily based on price and quality of the system network. The President of Argentina has promulgated regulations governing interconnection with Argenetina's telephone systems. Many of those regulations are currently being challenged in the courts.

         Two personal communications systems ("PCS") licenses for the Buenos Aires market will be put up for bid in the second quarter of 1997. Cablevision is currently exploring ways in which it might participate in the PCS line of business.

         Until recently, the Argentine congress was considering new legislation relating to, among other things, limitations on foreign ownership of media companies (which limitations would not apply to U.S. companies or U.S. citizens) and certain restrictions preventing basic telephony licensees from owning interests in radio and television broadcasting. Passage of such legislation has not progressed and the Ministry of Economy has requested that a new draft be prepared under more deregulated guidelines, although it is anticipated that certain limitations may be imposed on basic telephony licensees' ability to enter the broadcasting business.

         Terms of Cablevision Investment

         On April 25, 1995, the Company acquired its 51% interest in Cablevision from Cablevision's stockholders (the "Cablevision Shareholders") for an adjusted purchase price of approximately $282.0 million (before assumed liabilities), of which approximately $195.2 million (which includes an earlier deposit of $20 million) was paid in cash and the remainder was paid through the issuance of notes payable to the Cablevision Shareholders (the "Cablevision Notes"). Of the $195.2 million cash portion of the adjusted purchase price, $155.2 million was borrowed pursuant to a credit facility with TCI. During the third quarter of 1995, TINTA used a portion of the cash proceeds from TINTA's July 18, 1995 initial public offering to repay the $155.2 million principal amount that was borrowed pursuant to such credit facility.

         The Cablevision Notes, which are denominated in U.S. dollars and secured by a pledge of the Company's Cablevision capital stock, bore interest at 10% until May 1, 1996, when interest began to accrue at a bank's prime rate plus 1%, and are payable in 20 equal monthly installments of principal, plus accrued interest thereon, through March 31, 1997.

         The Company has also acquired an option, exercisable at any time on or before April 25, 1997, to acquire up to an additional 29% of the capital stock of Cablevision from the Cablevision Shareholders. The exercise price of the option is to be determined on a per equivalent basic subscriber basis (which is the same basis as that on which the purchase price for the Company's initial 51% of Cablevision was determined) at the time of exercise, except as described below. For purposes of determining the exercise price, the number of equivalent basic subscribers is calculated by multiplying the revenue received from subscribers in Argentine pesos for the month prior to the exercise of the option by the average applicable exchange rate for converting such revenue into U.S. dollars, and then dividing the product by $29.75. The exchange rate used in this calculation is the average of the free market exchange rates for the period six months before and six months after the option exercise date. The Company believes that this affords the Company certain protection against a devaluation of the local currency and against recessionary decreases in amounts billed to subscribers.

         On March 10, 1997, the Company announced that it had signed the MOU with respect to the Cablevision Minority Interest Purchase, which contemplates that the Company would purchase additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90%. The MOU contemplates execution of definitive agreements on March 31, 1997 and closing within 120 days thereafter. It also provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. No assurance can be given that the parties will reach agreement on the terms of such agreements, or that the Cablevision Minority Interest Purchase will be consummated. Additionally, the purchase price contemplated by the MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.

         The Company has the right to appoint a majority of Cablevision's eight directors, the balance being appointed by the Cablevision Shareholders. All matters are decided by the vote of a simple majority.

          The Cablevision Shareholders also own a programming company that produces television programs which are broadcast over the air (Channel 2) and on 20 channels on Cablevision's cable systems. Some of these channels are also carried by other cable operators in Buenos Aires. The Company has executed programming supply agreements with the Cablevision Shareholders for the carriage of channels distributed by this programming company for the two-year period ending in April 1997. The Company also has the right of first refusal to purchase all or part of the programming company.

         METROPOLIS - INTERCOM S.A. AND CORDILLERA

         The Company owns an indirect 40% interest in Cordillera through its 80% interest in BIP Chile, a limited partnership between a subsidiary of the Company and BCI Chile, L.P., the managing partner of BIP Chile and an entity in which the Company has no ownership interest. BIP Chile and Cristalerias de Chile ("Cristalerias"), a large, publicly traded Chilean company with significant media interests, each indirectly own a 50% interest in Cordillera. With certain exceptions, the partners of Cordillera have agreed not to compete in the territory of Cordillera. Each of BIP Chile and Cristalerias have the right to designate one half of the managers of Cordillera. All actions by such managers require the consent of representatives of each partner of Cordillera. Under the BIP Chile partnership agreement, certain transactions require the approval of both partners and cash distributions are first made to the Company to reduce the outstanding principal amount under any loans extended by the Company to BIP Chile. At December 31, 1996, $61.8 million principal amount was outstanding under a term loan which is due and payable on December 31, 2004. Interest accrues on the outstanding principal amount at the rate of 12% per annum and is payable semi-annually. To the extent any amount of interest is not paid currently, such unpaid amount is added to the outstanding principal amount and compounded quarterly. Repayment of amounts outstanding under the term loan is required before any distributions may be made to the partners of BIP Chile. In addition, at December 31, 1996 the Company was obligated to make additional equity contributions to BIP Chile of approximately $5.5 million.

     The Company has an indirect 24% interest in Metropolis-Intercom through its indirect 40% interest in Cordillera. Metropolis-Intercom was one of Chile's largest cable operators based on the number of basic subscribers served by Metropolis-Intercom at December 31, 1996. Metropolis-Intercom operates cable systems in six of the most densely populated cities within Chile, including Santiago (the capital of Chile), Vina del Mar and Temuco. Metropolis-Intercom provided cable television service to approximately 217,000 basic subscribers at December 31, 1996. The Board of Directors of Metropolis-Intercom consists of ten members, six of which are designated by Cordillera. All material matters require the affirmative vote of the representatives of both CTC and Cordillera.

         As discussed under "General Development of Business," Cordillera, sold all of its cable distribution assets (excluding headends) to CTC, and Metropolis-Intercom simultaneously entered into a long-term lease agreement with CTC for use of the cable plant. At December 31, 1996, the leased network covered approximately 5,000 miles and passed an aggregate of approximately 900,000 homes (an average of 180 homes per mile). The present cable plant is composed of fiber and coaxial cable.

         The leased network currently has an average capacity of 67 channels, and an average of 60 activated channels of programming are offered. At December 31, 1996, the U.S. dollar equivalent of Metropolis-Intercom's monthly cable subscription fees averaged $26.45 per subscriber. Newer constructed portions of the cable plant, as well as the entire plant following the system rebuild, will be able to offer 77 analog channels of programming as well as new telecommunications services as they become available in the future.

         Only non-exclusive franchises are granted in Chile. As a consequence, competition in the more populated regions of Chile is intense. A portion of Metropolis-Intercom's customer base are passed by at least one other cable operator, in addition to the local telephone company. Telephone companies in Chile are permitted to offer cable television services over their own networks or the networks of cable operators that they acquire.

         PUERTO RICO ENTITIES

         The Company, owns and operates cable television franchises in Puerto Rico (the "Puerto Rico Franchises") serving the communities of Luquillo, Arecibo and Florida. The Luquillo franchise was constructed using both coaxial and fiber optic cable. The Arecibo and Florida systems were originally constructed exclusively with coaxial cable. However, in 1996 construction of a fiber optic network was completed thereby reducing the number of headends and improving the technical quality and operation of the systems. At December 31, 1996, the Puerto Rico Franchises passed an aggregate of approximately 159,000 homes and served approximately 72,000 basic subscribers. At December 31, 1996, the Luquillo and Arecibo franchises offered a basic package consisting of 22 channels at a cost of $13.32 per month, an expanded package which included an additional 27 channels offered at a cost of $13.63 per month and six additional premium services offered at prices ranging from $1.50 to $9.40 per channel per month. At December 31, 1996, the Florida system offered a basic package consisting of 46 channels at a cost of $25.38 per month and seven premium channels offered at prices ranging from $1.50 to $9.40 per channel per month.

     At December 31, 1996, the Company's interests in the Puerto Rico Franchises were held by three of its wholly-owned subsidiaries. Subsequent to December 31, 1996, such subsidiaries were merged together into one surviving entity (the "Puerto Rico Subsidiary").

         The Company also owns an indirect 50% general partnership interest in Caguas/Humacao Cable Systems ("Caguas/Humacao"), a joint venture with Joslin Communications Corp. ("JCC"). At December 31, 1996, Caguas/Humacao held franchises (the "CH Franchises") serving 14 towns throughout Puerto Rico. The cable networks serving these franchises contain both coaxial and fiber optic cable. At December 31, 1996, the CH Franchises passed an aggregate of approximately 96,000 homes and served approximately 29,000 basic subscribers. At December 31, 1996, the CH Franchises provided 36 channels on a basic service tier and 15 channels on an expanded basic tier, for which subscribers were charged a monthly fee of $22.45 and an additional $8.95, respectively. At December 31, 1996, customers could subscribe to any of six premium channels offered at prices ranging from between $4.95 to $12.50 per channel per month. Discount packages of multiple premium services were also offered to subscribers.

         Each of the Company and JCC has the right to appoint 2 of the 4 members of the partnership's management committee. The approval of the management committee is required for certain extraordinary transactions, such as the sale of all or substantially all of the assets of the partnership. Under the partnership agreement, each partner has agreed not to compete with Caguas/Humacao in the areas covered by the CH Franchises.

         On January 10, 1997, the Company signed an agreement to pay cash consideration of approximately $12.7 million, and to assume certain indebtedness, to acquire the 50% ownership interest in Caguas/Humacao not already owned by the Company. At December 31, 1996, the indebtedness to be assumed had a principal balance of $32.1 million. The Puerto Rico Subsidiary is negotiating to obtain $100 million in bank financing, a portion of which would be used to fund the cash portion of the purchase price and to refinance the indebtedness to be assumed. Subject to certain closing conditions, the Caguas Acquisition is expected to close in April 1997. No assurances can be given that the Caguas Acquisition will be consummated or that the bank financing will be obtained.

         TELECABLE NACIONAL, CXA

         The Company acquired a 49% interest in TeleCable Nacional, CXA ("TeleCable Nacional") in March 1984. TeleCable Nacional is the largest cable operator in the Dominican Republic based on the number of its basic subscribers at December 31, 1996. The cable systems operated by TeleCable Nacional pass approximately 65,000 homes and, at December 31, 1996, had approximately 32,000 basic subscribers, primarily in the Santo Domingo area. No significant construction or rebuild activity in TeleCable Nacional's franchise areas is presently planned. At December 31 1996, subscribers were provided with 41 channels at a cost of approximately $23 per month. No premium services were offered.

         TeleCable Nacional has received a license to provide telephony services in the Dominican Republic. No determination has been made, as of the date hereof, as to whether TeleCable Nacional will offer telephony services over its cable systems. The delivery of such services would require certain upgrades to TeleCable Nacional's cable network.

         The Company has the right to appoint one half of the members of the Board of Directors and one half of the officers of TeleCable Nacional. The 51% of TeleCable Nacional not owned by the Company is owned by six local partners. Under a shareholders agreement, the affirmative vote of 75% of the members of the Board of Directors is required to take any action requiring the approval of the Board.

         DTH VENTURES

         The Company, along with News Corp., Organizacoes Globo ("Globo") and Grupo Televisa S.A. ("Televisa") intend to form strategic partnerships for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). The Company anticipates that it will own a 10% interest in the DTH Ventures. Globo is Brazil's largest media company with interests in broadcasting, entertainment programming, cable distribution and publishing. Televisa, based in Mexico, is the largest media conglomerate in the Spanish speaking world with interests in numerous businesses, including international programming, broadcast and cable distribution, music recording and feature film production. The DTH Ventures launched (i) a Brazilian platform, NetSat, in October 1996 providing 40 digital satellite channels throughout Brazil and (ii) a Mexican platform, Innova, in December 1996 providing 64 digital satellite channels throughout Mexico. The final platform, Multi-Country, will be launched in 1997 and will provide DTH satellite services to various Central and South American countries. Through December 31, 1996, TINTA had contributed $17.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $46.1 million over the next three years in connection with the DTH Ventures.

         THE SPORTS VENTURE

         Effective April 29, 1996, TINTA, Liberty and News Corp. formed the Sports Venture including a number of partnerships or other entities under common ownership to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by the LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty. The Company contributed $49.0 million in cash and its 35% interest in Torneos to the LLC. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture.

         TINTA may make additional cash contributions totaling $29.0 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia

         On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games).

         Pending the assignment of the Sports Venture Rights to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through December 31, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $9.4 million.


ASIA, AUSTRALIA AND NEW ZEALAND

Cable Television and Telephony Operations

         JUPITER TELECOMMUNICATIONS CO., LTD.

         Management believes that the Japanese market offers opportunities to adapt elements of the strategy, which has been implemented by TINTA through its subsidiaries and affiliates in the UK, of building an integrated group of (i) broadband cable networks capable of delivering both cable television services and cable telephony and (ii) thematic cable and satellite channels, specifically targeted at Japanese cable subscribers, supported by a multi-channel programming management company.

         In Japan, the Company and Sumitomo have formed Jupiter. Sumitomo is one of the largest globally-diversified Japanese trading companies with trading relationships throughout Asia, with interests in 31 Japanese cable television systems. Sumitomo also holds a 50% interest in JPC, another joint venture with the Company. Although the Company holds a 40% interest and Sumitomo holds the remaining 60% interest in Jupiter and Sumitomo has a disproportionate number of members on Jupiter's board of directors, Jupiter is effectively managed as a 50/50 joint venture.

       The Company and Sumitomo formed Jupiter as Japan's first multi-system operator ("MSO") of cable television systems. Prior to Jupiter, cable television franchises in Japan (including those in which Sumitomo has an interest) had been managed on a stand-alone basis, with ownership generally held by many local investors holding minority interests. Until early 1994 Japanese policy was such that it was not possible to establish a Japanese MSO operating structure to generate the kind of financial and economic efficiencies that are available to MSO cable operators in other markets. This restriction on the formation of MSOs has now been removed. See "Government Regulation" below.

         Under Jupiter's original business plan, personnel seconded by the Company to Jupiter are working with Sumitomo's secondees and local Japanese managers of Jupiter's cable systems to: (i) assemble and train Jupiter's management team in MSO management and operational practices, (ii) develop a business plan to (a) reflect the implementation of the MSO management structure, (b) determine the likely costs and revenues associated with the provision of cable telephony and (c) arrive at targeted cable penetration levels and (iii) plan and implement a strategy to increase the number of Jupiter's operating systems through a combination of acquisitions and the development of new systems in areas for which franchises are granted to Jupiter. New system acquisitions and franchises will be focused on areas that are contiguous to Jupiter's existing cable systems or which include significant clusters of homes.

         As of December 31, 1996 the Company had contributed Y7.4 billion ($71.3 million at the applicable exchange rates) and Sumitomo had contributed Y11.1 billion ($106.9 million using the applicable exchange rates) to Jupiter.

    As a result of a number of developments which management believes are favorable to Jupiter, the Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. In addition, Jupiter's Suginami franchise has been granted a license to provide telephony services and is in the process of conducting telephony trials in Suginami. The Company anticipates expanding the trials to offer telephony services on a commercial basis in 1997. Management of the Company estimates that under the revised business plan, Jupiter will require additional funding over the commitments of TINTA and Sumitomo provided for in Jupiter's initial business plan, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its subsidiaries and affiliates. Any material change to the business plan previously agreed to by the Company and Sumitomo (including any changes to their funding commitments) is subject to the approval of their respective boards of directors. No assurance can be given that Jupiter's revised business plan will be approved or implemented as currently proposed, or at all.

         Current Jupiter Franchises

         As of December 31, 1996, Jupiter had ownership interests in 20 companies that own franchises clustered in three main areas: Tokyo, Osaka and Kyushu. At December 31, 1996, Jupiter operated and managed 18 of the 20 companies. Of the 20 total companies, Jupiter acquired 10 of the companies from Sumitomo covering approximately 1,547,000 franchise homes, approximately 1,136,000 homes passed, and approximately 118,000 cable subscribers. These companies operate franchises in Suginami, Koganei/Kokubungi, Nerima, Fuchu, Chigasaki, Yokosuka, Tsuchiura, Urawa, Osaka and Kita-Kyushu.

         Remaining franchises were either granted from the MPT or acquired from third parties. These remaining franchises cover approximately 1,556,000 franchise homes, approximately 173,000 homes passed, and approximately 16,000 cable subscribers and include Takasaki, Kisarazu City, Katsushika, Hokusettsu, Takarazuka/Kawanishi, Kawachi, Rinkuu, Wakayama, and Fukuoka.

         The following table presents certain information, as of and for the year ended December 31, 1996, concerning Jupiter's major clusters.


                                                                    Tokyo            Osaka          Kyushu
                                                                   Cluster          Cluster         Cluster          Totals
                                                                   -------          -------         -------          ------
                 Franchise homes                                  1,346,000        1,136,000         621,000        3,103,000
                 Homes passed                                       931,000          158,000         220,000        1,309,000
                 Basic subscribers                                  101,000           13,000          20,000          134,000
                 Basic penetration rate                                  11%               8%              9%              10%
                 Average churn rate(1)                                   10%               8%             10%              10%
                 Average monthly revenue per
                    subscriber(2)                                $       47       $       45        $     42       $       46
------------------

(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1996, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1996 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1996. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1996.

         Telephony

         Jupiter's Suginami franchise received a telephony license from the MPT in October 1996. The license permits offering business and residential telephony immediately. On December 20, 1996, Jupiter began testing telephone services over its cable infrastructure in the Suginami franchise. These telephony trials are expected to be expanded to offer full telephone services on a commercial basis beginning in mid-1997. Commercial applications may include local and long distance telephone calling, Internet access, and data services in addition to the cable television services already being provided. Jupiter has signed 32 separate interconnect agreements with NTT and several other carriers which will enable routing of its long distance and international calls.

         Pricing

         At December 31, 1996, Jupiter's basic cable television service was typically priced between Y3,000 and Y3,600 per month ($25.90 and $31.08, respectively), for basic service and Y1,800 to Y2,500 per premium channel ($15.54 and $21.58 respectively), and generally consisted of a basic package of 31 to 34 channels and a premium package that offered an additional 4 channels. Jupiter has launched a marketing campaign targeted at multiple dwelling unit customers whereby customers can receive basic service plus one premium channel and one additional outlet for Y4,800 per month.

         Construction

         The cable plant of each of Jupiter's cable systems, other than the Suginami system, consists primarily of coaxial cable. The Suginami system was constructed with a fiber optic backbone or "trunk," with the local distribution portion, or final "drop" to the home, consisting of coaxial cable. The architecture of the Suginami system has been designed to be state-of-the-art, with the specific goal of being telephone-capable, and its design and construction was managed by the Company, prior to its investment in Jupiter, under a design-and-build contract with Sumitomo.

         To the extent economically feasible, Jupiter intends to expand its cable networks, and rebuild its existing cable systems, with the same network architecture as that which currently exists in its Suginami system. This system design and plant would permit Jupiter to deliver 77 analog channels of programming, including premium and pay-per-view channels, cable telephony services and a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. These new services may include video games, near video-on-demand, video-on-demand and on-line interactive services.

         Government Regulation

         Cable television franchise licenses are granted by the MPT. The MPT generally grants exclusive franchise licenses, however, it has the authority to issue non-exclusive licenses. Franchise licenses are generally indefinite in duration, and no royalties are payable to the Japanese government.

         Cable companies may apply for a "Type 1 Carrier" License, which permits carriage of telephony services on a commercial basis over their cable networks. Applications must be submitted to and approved by the MPT.

         The Japanese government does not regulate the amount of foreign programming that may be shown on Japanese television. Foreign ownership of broadcast and DBS program services is restricted, while ownership of cable-exclusive program services is not.

         In December 1993, Japan allowed foreign ownership of up to a maximum of 33-1/3% (up from 20%) of a Japanese company that provides direct cable television services. This has permitted the creation of MSO operating platforms involving foreign MSOs and local Japanese partners. The same foreign ownership restriction is applicable to companies that provide telephony services. Jupiter is therefore currently able to operate only those systems in which its ownership is structured in a manner that complies with applicable foreign ownership regulations. In 1996, the Japanese government informally relaxed the ownership provisions related to Japanese cable television companies and announced its intention of more fully deregulating foreign ownership of those companies which also offer telephony services.

    Terms of Jupiter Investment

         Pursuant to a shareholders agreement, each of the Company and Sumitomo have the right to appoint one director for every 15% of the total shareholdings of Jupiter they own. Accordingly, of the initial six-member board of directors, four members were designated by Sumitomo and the remaining two were designated by the Company. The Company and Sumitomo have agreed to amend their shareholders agreement to expand the Jupiter board of directors to a maximum of nine persons with the Company and Sumitomo having a right to designate three and six directors, respectively. For as long as the Company and Sumitomo each own directly or indirectly not less than 30% of the shares of Jupiter, certain extraordinary actions require the unanimous consent of all of the directors designated by Sumitomo and all of the directors designated by the Company. In accordance with the shareholders agreement, and subject to certain exceptions, neither Sumitomo nor the Company may transfer its shares prior to March 31, 2000. After March 31, 2000, Sumitomo or the Company may only transfer shares to a publicly-quoted third party transferee after first giving the other the opportunity to acquire such shares.

         Each of Sumitomo, TCI and the Company have agreed that Jupiter will be their primary vehicle for investment or participation in any cable television or telephony business in Japan. If any of Sumitomo, TCI or the Company decides to invest or otherwise participate in any cable television or telephony business in Japan to the extent of 10% or more of the equity of such business, it is obligated to first offer such opportunity to Jupiter.

         SKY NETWORK TELEVISION

         The Company has a 13% indirect interest in Sky Network Television New Zealand Ltd. ("Sky Network"), which provides a multi-channel pay television service to homes in New Zealand. Sky Network's programming consists of five services: Sky HBO Movies, Sky Sports, Sky News, Channel Orange and The Discovery Channel. (TCI has an indirect 49% interest in The Discovery Channel.) Each of the services, with the exception of The Discovery Channel, is created by Sky Network in its post-production facilities in Auckland, New Zealand. Distribution of Sky Network's pay television service is through encrypted UHF broadcast frequencies requiring an antenna and set-top box for reception. The channels are available to over 830,000 of a potential market of 1,180,000 homes in New Zealand. As of December 31, 1996, approximately 260,000 homes in New Zealand subscribed to Sky Network's programming. The Company has seconded a senior executive to Sky Network in the position of Chief Operating Officer to provide expertise in operational management.

         The Company's 13% indirect interest in Sky Network is held through the Company's 25.5% interest in HKP Partners of New Zealand, a New Zealand general partnership formed to acquire and invest in multi-channel television systems, equipment and businesses in New Zealand ("HKP"). The other partners of HKP include Ameritech International, Inc. (24.5%), Time Warner Entertainment Company, L.P. (25.5%) and Bell Atlantic International, Inc. (24.5%). HKP has a management committee in which decisions are made with the affirmative vote of the representatives of partners that collectively own interests greater than 74% of HKP, except that certain extraordinary transactions, such as the sale of the partnership's assets, require the unanimous vote of the management committee. Transfers of partnership interests are subject to a right of first refusal in favor of the non-transferring partners. The Company has agreed, with limited exceptions, not to transfer its interest in HKP without the prior written consent of banks which have made available to Sky Network an $80 million credit facility. Each partner has agreed that during the term of the partnership agreement (which terminates on April 30, 2041, unless earlier terminated by the affirmative vote of three of the four original partners) and for a period of three years thereafter, such partner shall not invest directly or indirectly in any business involved in the provision of video entertainment pay television subscription services in New Zealand. In addition, each partner of HKP and each of their respective parent companies has agreed, for so long as it owns a direct or indirect interest in Sky Network, not to be involved, directly or indirectly, in any other pay television or broadcasting in New Zealand.

Programming Operations

         JUPITER PROGRAMMING CO., LTD.

         In February 1996, the Company and Sumitomo announced the formation of JPC, Japan's first multi-channel programming company. JPC is owned equally (50/50) by the Company and Sumitomo. At December 31, 1996, each of the Company and Sumitomo had made aggregate contributions to JPC of Y850 million ($7.8 million using the applicable exchange rates). Additionally, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of Y444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

         The following table sets forth the name and a description of each programming service in which JPC had an interest as of December 31, 1996:

                                                               JPC
                                                        Ownership Interest/
                   Channel                              Management Services                       Description
                   -------                              -------------------                       -----------
                 Cable Soft Network                    100%/Management control                  General entertainment featuring
                                                                                                American, European and Asian
                                                                                                movies

                 Golf Network                          70%/Management control                   American and Japanese golf
                                                                                                tournaments coverage with
                                                                                                exclusive PGA coverage

                 Shop Channel                          70%/Management control (1)               Home shopping (live and in
                                                                                                Japanese)

                 Discovery Japan                       50%/Management control (2)               Japanese version of Discovery
                                                                                                Channel


(1) A subsidiary of TCI has an indirect equity interest in HSN another owner in Shop Channel.

(2) A subsidiary of TCI has a 49% interest in Discovery Communications, Inc., another owner in Discovery Japan.

         Cable Soft Network was originally launched in 1989 and is a general entertainment channel featuring American, European and Asia movies.

         Golf Network was launched on October 1, 1996 and carries exclusive coverage of the Professional Golf Association, including the major North American golf tournaments, as well as most of the Japanese tournaments. Golf Network is produced in Japanese, runs 24 hours a day and is carried on all of the major distribution networks in Japan including Jupiter's cable television systems, other cable television systems and the "PerfectTV" digital DTH satellite platform.

         Shop Channel was launched on November 1, 1996 and is Japan's first home shopping channel to broadcast live and include on-air conversations with viewers. Shop Channel is carried on all of the major distribution networks in Japan including Jupiter's cable television systems, other cable television systems and the PerfecTV digital DTH satellite platform.

         Discovery Japan was soft-launched on November 13, 1996 and will be fully launched in 1997. Discovery Japan replicates the format and concept of the Discovery Channel in a version tailored to meet the needs and interest of Japanese viewers. Discovery Japan is carried on all of the major distribution networks in Japan including Jupiter's cable television systems, other cable television systems and the PerfecTV digital DTH satellite platform.

         In addition to the above channels, JPC expects to launch at least four new channels in 1997 and on February 18, 1997 JPC announced its acquisition of the distribution rights for the J-League. These distribution rights, which are exclusive for both cable and DTH satellite distribution during the first year and exclusive for cable distribution thereafter, are effective for five years and include coverage of J-League games as well as J-League championship games.

         ASIA BUSINESS NEWS (SINGAPORE) PRIVATE

         The Company initially acquired its interest in Asia Business News (Singapore) Private ("ABN") in February, 1993 and at December 31, 1996, held 49.3% of ABN's outstanding equity. The other major shareholder in ABN is Dow Jones Broadcasting (Asia), Inc. (49.3%). ABN began broadcasting from Singapore on November 1, 1993. The first dedicated financial business news channel to launch in Asia, ABN is targeted at affluent business people across the Asian region, for many of whom English is a common language in business. ABN, whose presenters are all from the Asian region, broadcasts primarily in English but also features a daily half-hour of original Mandarin-language programming.

         A prominent feature of ABN's program schedule is a digitized Silicon Graphics three-dimensional display of stock data from key markets around the Asian region, continuously updated in real time. ABN also provides hourly news updates and in-depth feature coverage of business developments and financial news throughout the Asian region. ABN incorporates coverage from Dow Jones TV in New York and from its London-based sister channel, European Business News. See "EUROPE-Programming Operations - Flextech p.l.c."

         As of December 31, 1996, ABN's programming was available to approximately 53 million homes across Indonesia, the Philippines, Thailand, Malaysia, China, Hong Kong, Singapore, Taiwan, and India. The Mandarin segment is aired in the United States on the International Channel (in which an affiliate of TCI has an interest) and, in February 1997, ABN secured carriage in Japan on the PerfecTV digital DTH satellite service.


         THE PREMIUM MOVIE PARTNERSHIP

         The Premium Movie Partnership ("PMP") is a partnership formed on November 19, 1994 to provide two movie programming services for the Australian market. One of the services, Showtime, features current movies and made-for-television movies and the other service, Encore, features movies and made-for-television movies from the 1960s to the present day.

         Although these services carry the same name as the services in the U.S., their programming is unique. Encore Australia Management, Inc., an indirect 90%-owned subsidiary of TCI, has entered into an agreement with PMP to provide management advisory services through 1996 with respect to its two movie services, Encore and Showtime.

         The partners of PMP include the Company, Australis Movies Pty Limited (a subsidiary of Australis Media Limited) and four movie studios (affiliates of Fox Broadcasting, Sony, Paramount and Universal). Each partner in PMP (including the Company) holds an approximate 16.7% interest in the partnership. The studio partners have agreed to provide movie product to PMP. In return, the Company and Mr. H.F. Lenfest (President, Chief Executive Officer and a major shareholder of the company that is a principal shareholder of Australis Media Limited) have provided financial guarantees, jointly and severally, in the amount of approximately $58 million to the movie studios for the payment of studio license fees. Pursuant to the terms of the guarantees with such studios, Australis Media Limited ("Australis"), is required to deliver letters of credit, reasonably satisfactory to the studios, in an amount aggregating $33.5 million. To the extent that Australis is able to provide acceptable credit to the studios, the guarantee liability of the Company and Mr. Lenfest will be reduced on a dollar for dollar basis. To date, the studios have not accepted any letters of credit which have been provided to the studios by Australis and the Company believes it is doubtful that the studios will accept any letters of credit which may be submitted by Australis in the future. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

         Each of the partners' maximum mandatory capital commitment to PMP (including the Company's) is approximately $3.3 million. Through December 31, 1996, the Company had funded approximately $2.1 million of its capital commitment. PMP's movie channels were launched on March 3, 1995 and served approximately 97,000 subscribers as of December 31, 1996.


         General

         Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

         The Company has not expended material amounts during the last three fiscal years on research and development activities.

         BSkyB accounted for 9%, 9% and 21% of the Company's revenue during the years ended December 31, 1996, 1995 and 1994, respectively. There is no other single customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Company's revenue.

         Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of the Company.

         As of December 31, 1996, TINTA had 60 employees and TINTA's consolidated subsidiaries had an aggregate of approximately 1,900 employees. None of the TINTA's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good. Pursuant to a services agreement, certain of TCI's personnel provide administrative and operational services to the Company.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

         The Company, through its subsidiaries and affiliates, is engaged in the cable and programming businesses in various geographic regions as described under "Narrative Description of Business" above. For financial information concerning such geographic segments, see the footnotes to the Company's financial statements included in Part II of this report.

Item 2.          Properties

         With the exception of its corporate offices in Englewood, Colorado (which it leases from TCI) and London, TINTA does not own or lease any real or personal property other than through its interests in its operating subsidiaries and affiliates. TINTA's operating companies and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment (including fiber-optic and coaxial cables), telecommunications switches and customer equipment (including converter boxes).

         TINTA believes that all of the Company's facilities are adequate for its current and anticipated needs.


Item 3.          Legal Proceedings

         Neither TINTA nor any of its consolidated subsidiaries is a party to any material legal proceedings.


Item 4.          Submission of Matters to a Vote of Security Holders

                 None.

                                    PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       On July 13, 1995, shares of Tele-Communications International, Inc.'s Series A Common Stock, $1 par value per share ("Series A Common Stock") commenced trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "TINTA." The following table sets forth the range of high and low sale prices in United States dollars of shares of Series A Common Stock for the periods indicated as furnished by Nasdaq. The prices have been rounded up to the nearest eighth, and do not include retail markups, markdowns, or commissions.

                                                             High         Low
                                                             ----         ---
              1995:
              -----
              Third quarter
                (beginning July 13, 1995)                    19-3/4       14-3/4
              Fourth quarter                                 26-1/4       18-1/8

              1996:
              -----


              First quarter                                   24-3/4       19-1/2
              Second quarter                                  22-1/4       16-1/2
              Third quarter                                   18-1/8       15
              Fourth quarter                                  16-3/4       12-1/2

       As of January 31, 1997, there were 58 holders of the Series A Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder). All of Tele-Communications International, Inc.'s Series B Common Stock, $1 par value per share ("Series B Common Stock"), is owned by Tele-Communications, Inc. and is not publicly traded.

       On April 30, 1996, Tele-Communications International, Inc. ("TINTA") issued 473,373 shares of Series A Common Stock to Canal + S.A. for an aggregate cash purchase price of $10.0 million. The issuance was made in reliance on the exemption from registration afforded by Regulation S promulgated under the Securities Act of 1933.

       In connection with TINTA's acquisition on July 28, 1995 of a 35% ownership interest in Torneos y Competencias S.A. ("Torneos"), TINTA issued 687,500 shares of Series A Common Stock (valued at $11.0 million based upon a price per share of $16) to the selling stockholders of Torneos. The issuance was made in reliance on the exemption from registration afforded by Regulation D promulgated under the Securities Act of 1933.

       TINTA has not paid cash dividends on its Series A Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the board of directors in light of the Company's earnings, financial condition and other relevant considerations.

Item 6. Selected Financial Data.

       During the fourth quarter of 1994 and the first quarter of 1995, Tele-Communications, Inc. ("TCI") contributed its indirect ownership interests in substantially all of its international cable and telephony assets and certain of its international programming assets to TINTA (the "Contributions"). For purposes of this discussion, except to the extent the context otherwise requires, the term the "Company" refers to (i) such contributed ownership interests before the date of the Contributions and (ii) TINTA and its direct and indirect subsidiaries and affiliates on and after the date that the Contributions were completed.

       The following table presents selected information relating to the financial condition and results of operations of the Company for the past five years. Such financial information should be read in conjunction with the financial statements of the Company, included elsewhere herein.

                                                                       December 31,
                                         --------------------------------------------------------------------
                                         1996(1)         1995(2)         1994(3)         1993            1992
                                         -------         -------         -------         ----            ----
                                                                 (amounts in thousands)
Summary Balance Sheet Data:
---------------------------
Cash, receivables and prepaid
   expenses                            $  148,126        188,640         38,810         11,506         19,777
Investment in Telewest(4)                 488,495        550,216        454,614        229,130        140,943
Investment in other affiliates
   accounted for under the equity
   method, and related receivables
                                          421,853        354,133        128,700         46,111         46,348
Property and equipment, net
   of accumulated depreciation            202,527        112,989         47,737         39,515         35,989
Franchise costs and other
   assets, net of amortization            728,300        644,733        103,378         53,856         52,872
                                       ----------      ---------        -------        -------        -------
     Total assets                      $1,989,301      1,850,711        773,239        380,118        295,929
                                       ==========      =========        =======        =======        =======

Payables, accruals and other
   liabilities                         $  128,338         72,284         16,503         10,338          3,911
Debt                                      511,128        192,718         15,842           --             --
MultiThematiques Obligation(5)
                                           47,902         65,876           --             --             --
Deferred income tax liability             193,748        186,126           --            4,034         11,793
                                       ----------      ---------        -------        -------        -------
     Total liabilities                    881,116        517,004         32,345         14,372         15,704
Minority interests in equity of
   subsidiaries                           142,187        122,358         24,451             51             49
Equity                                    965,998      1,211,349        716,443        365,695        280,176
                                       ----------      ---------        -------        -------        -------
     Total liabilities and equity      $1,989,301      1,850,711        773,239        380,118        295,929
                                       ==========      =========        =======        =======        =======


                                                                       Years ended December 31,
                                           --------------------------------------------------------------------
                                           1996(1)        1995(2)         1994(3)         1993           1992
                                           -------        -------         -------        -------        -------
                                                     (amounts in thousands, except per share amounts)

Summary Statement of
--------------------
   Operations Data:
   ----------------
Revenue                                   $ 314,560        190,533         43,982         20,616         25,314
Operating, selling, general and
  administrative expenses                  (279,170)      (165,388)       (62,196)       (26,943)       (29,182)
Depreciation and amortization               (58,747)       (36,360)        (8,590)        (7,375)        (6,257)
                                          ---------       --------         ------        -------        -------
Operating loss                              (23,357)       (11,215)       (26,804)       (13,702)       (10,125)
Share of losses of Telewest(4)             (109,357)       (70,274)       (42,520)       (29,750)       (25,722)
Share of losses of other
  affiliates                                (70,054)       (53,674)       (35,571)       (42,010)       (28,038)
Interest expense                            (35,153)       (20,870)          (651)          --             --
Gain on issuance of stock by
  Telewest(6)                                   258        164,900        161,481           --             --
Gain on disposition of assets                12,284         51,139           --             --           13,006
Other, net                                   49,348          1,737         10,285          2,186          7,949
                                          ---------         ------         ------        -------        -------
Earnings (loss) before income
  taxes                                    (176,031)        61,743         66,220        (83,276)       (42,930)
Income tax benefit (expense)                 45,611        (31,702)       (32,534)        20,101         12,579
                                          ---------         ------         ------        -------        -------
   Net earnings (loss)                    $(130,420)        30,041         33,686        (63,175)       (30,351)
                                          =========         ======         ======        =======        =======

Net earnings (loss) per common share:
     Pro forma (7)                                             .28            .35
                                                               ===            ===
     Historical                           $   (1.10)
                                          =========


(1) The summary balance sheet data as of December 31, 1996 and the summary statement of operations for the year ended December 31, 1996 reflect the effects of (i) Flextech p.l.c.'s acquisition in April 1996 of a controlling interest in HSN Direct International Limited ("HSN Direct"), a 100% interest in TVS Television Limited ("TVS") and the 61% interest in Maidstone Broadcasting ("Maidstone"), which Flextech p.l.c. did not already own and (ii) Cablevision S.A.'s acquisition in October 1996 of 99.99% of Oeste Cable Color S.A. ("OCC").

(2) The summary balance sheet data as of December 31, 1995 and the summary statement of operations data for the year ended December 31, 1995 reflect the effects of the Company's April 25, 1995 acquisition of a 51% ownership interest in Cablevision S.A. and certain affiliated companies.

(3) The summary balance sheet data as of December 31, 1994 and the summary statement of operations data for the year ended December 31, 1994, reflect the effects of the February 2, 1994 combination of certain of the Company's UK programming assets with Flextech p.l.c (the "Flextech Combination").

(4) From December 18, 1991 through November 22, 1994, the Company and certain affiliates of U S WEST, Inc. (the "U S WEST Affiliates") each held a 50% ownership interest in the TCI/U S WEST Cable Communications Group (the "Telewest UK Joint Venture"). In connection with the November 1994 initial public offering (the "Old Telewest IPO") of the predecessor of Telewest Communications plc ("Old Telewest"), the Company and the U S WEST Affiliates contributed their respective interests in the Telewest UK Joint Venture to Old Telewest. On October 3, 1995, Old Telewest consummated a business combination (the "SBCC Transaction") with SBC CableComms (UK) ("SBCC") pursuant to which a new entity, Telewest Communications plc ("Telewest"), acquired all of the outstanding share capital of Old Telewest and SBCC. At December 31, 1996, the Company's indirect ownership interest in Telewest was 26.6%, as compared to its earlier 37.8% and 50% ownership interests in Old Telewest and the Telewest UK Joint Venture, respectively. All references herein to "Telewest" include Telewest and its predecessor entities (Old Telewest and the Telewest UK Joint Venture) unless the context indicates otherwise.

(5) Represents the estimated net present value of TINTA's obligation to contribute an additional 264 million French francs ($50.9 million) to Multi-Thematiques S.A.

(6) In connection with the dilution of the Company's ownership interest in Telewest that occurred in 1996, 1995 and 1994, the Company recognized non-cash gains of $258,000, $164.9 million and $161.5 million (before deducting the related tax expense of $90,000, $57.7 million and $56.5 million, respectively). The 1995 gain was recognized in connection with the SBCC Transaction, and the 1994 gain was recognized in connection with the Old Telewest IPO.

(7) On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock were sold to the public for net proceeds of approximately $301.3 million. In connection with the IPO, TINTA amended and restated its Certificate of Incorporation on July 12, 1995 to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification (the "Reclassification") pursuant to which the 1,000 shares of TINTA common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock (together with the Series A Common Stock, the "Common Stock"). The pro forma earnings (loss) per common share calculations give effect to the Reclassification as if it had occurred on January 1, 1994, and accordingly, assume 106.8 million and 97.5 million weighted average shares of Common Stock were outstanding during the years ended December 31, 1995 and 1994, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

       The Company reported net earnings (losses) of $(130.4 million), $30.0 million and $33.7 million during the years ended December 31, 1996, 1995 and 1994, respectively. Without the recognition of certain non-operating gains aggregating $12.5 million, $216.0 million and $161.5 million during 1996, 1995 and 1994, respectively, the Company would have incurred net losses of $142.9 million, $95.9 million and $71.3 million, respectively. Such losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive cable industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

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

       During the period from January 1, 1994 through December 31, 1996, the most significant entities that were reflected in the Company's financial statements on a consolidated basis were engaged in (i) the operations of multi-channel video and telecommunication distribution networks (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities") and in Buenos Aires, Argentina (since the April 25, 1995 acquisition of a 51% ownership interest in Cablevision S.A. and certain affiliated companies ("Cablevision")) and in the United Kingdom (sometimes referred to herein as the "UK")(from February 2, 1994 through October 17, 1995); and (ii) the distribution and production of programming for multi-channel video distribution (the "programming" business) in the UK and other parts of Europe through the Company's subsidiary, Flextech p.l.c. Subsequent to December 31, 1996, the three Consolidated Puerto Rico Entities were merged together into one surviving entity (the "Puerto Rico Subsidiary").

       The Company's ownership interest in the issued and outstanding share capital of Flextech p.l.c. (together with its consolidated subsidiaries, "Flextech") was 60.4% from February 1994 through May 1995, 48.8% from June 1995 through March 1996, and 46.5% from April 1996 through December 31, 1996. The Company's voting interest in Flextech was 60.4% through May 1995 and 50.9% from June 1995 through December 31, 1996.

       In January 1997, the Company reduced its voting interest in Flextech from 50.9% to 50% by issuing to a nominee an irrevocable proxy to vote 960,850 of the ordinary shares of Flextech (the "Flextech Ordinary Shares") owned by the Company at any shareholder meeting to be held through December 31, 1997. As discussed below, Flextech announced in March 1997 that it had reached agreement with BBC Worldwide Limited to form two separate joint ventures (the "BBC Joint Ventures"), and that it would enter into certain related transactions. If consummated such transactions would result in, among other things, a reduction of TINTA's ownership interest in Flextech to 36.1% and the maintenance of TINTA's voting interest at 50%. As a result of the decrease in the Company's voting power in Flextech to 50%, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. See related discussion below.

       On March 17, 1997, Flextech announced that it had reached agreements with
(i) BBC Worldwide Limited ("BBC Worldwide") to form the two separate BBC Joint Ventures and (ii) the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") (the producers of UK Living and UK Gold, respectively) to acquire all of the share capital in those two companies not already owned by Flextech and the Company. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide will each have a 50% interest in this venture. The Principal Joint Venture has committed to the launch of at least 4 new theme channels by September 30, 1998. The other joint venture (the "Second Joint Venture") will acquire 65% of the share capital of UKGL (following Flextech's acquisition of the UKGL share capital as mentioned above), with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide will have a 50% interest in that venture. The creation of the BBC Joint Ventures is subject to a number of conditions, including approval of various resolutions by the shareholders of Flextech at an extraordinary general meeting to be held on April 15, 1997, and approval by the UK Department of National Heritage. No assurances can be given that such approvals will be obtained.

       Flextech is also reviewing a possible investment in European Channel Management and European Channel Broadcast, which market and own distribution rights to the British Broadcasting Corporation's theme channels, BBC World and BBC Prime. Pending the making of such investment, Flextech will loan these two companies of 5 million UK pounds sterling ("L") ($9 million) on an interest free basis for four months. If no investment is made by Flextech by the end of such four month period, then the loan will begin to bear interest at 2% over LIBOR, compounded quarterly.

       As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L10 million ($17 million). To support its funding obligations, Flextech has obtained a revolving credit facility with current borrowing availability of up to L.50 million ($86 million), and with a term of up to 5 years, from a syndicate of banks (the "Flextech Revolving Credit Facility"). Flextech is currently negotiating to increase the borrowing availability under the Flextech Revolving Credit Facility to L.85 million ($146 million).

       Flextech will acquire the share capital of UKGL and UKLL not already owned by it and the Company through the issuance of new Flextech Ordinary Shares. Flextech will acquire the 75% of UKGL (and L.12.5 million ($21.4 million) of loan stock) and the 68.75% of UKLL (and L.13.7 million ($23.5 million) of loan stock) that it does not already own through the issuance of 34,954,713 new Flextech Ordinary Shares. One of the current shareholders of UKLL will retain L.5.2 million ($8.9 million) of loan stock, which is to be repaid in two equal installments on December 31, 1997 and 1998. Immediately following the issuance of the new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, the Company's voting power will fall below 50%. To increase the Company's voting power to 50%, the Company will receive a special voting share, which will permit the Company to cast 50% of all votes attributable to the outstanding share capital of Flextech (the "Special Voting Share"). The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group.

       Flextech's outstanding convertible non-preference shares (the "Flextech Non-Preference Shares") had been issued in connection with previous acquisition transactions by Flextech due to the Company's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares will be eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares will be converted into Flextech Ordinary Shares. Immediately following such conversion, and the issuance of additional Flextech Ordinary Shares in connection with the UKGL and UKLL transactions described above, (i) the Company's interest in the equity share capital of Flextech will decline from 46.5% to 36.1% (ii) the Company's voting interest will be 50%, and (iii) the Company's put obligations with respect to 10,467,090 Flextech Non-Preference Shares will be eliminated, insofar as such obligations are based on the convertibility of such shares. See "Liquidity and Capital Resources."

       If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). Flextech's funding obligations to the Principal Joint Venture consist of (i) the purchase of L.22 million ($38 million) of ordinary shares in the Principal Joint Venture, (ii) a primary credit facility of L.88 million ($151 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($51 million). Borrowings under the primary and standby credit facility would be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR, which interest would be capitalized quarterly.

       If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may, reacquire its interest in the Principal Joint Venture for L.1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

       At December 31, 1996, Flextech's most significant consolidated subsidiaries were comprised of its 100% ownership interests in Bravo Classic Movies Limited ("Bravo Ltd."), Starstream Limited ("Starstream"), Flextech Television Limited ("FTV"), Maidstone and TVS (acquired by Flextech in April
1996), its 63% interest in HSN Direct (acquired by Flextech in April 1996) and its 51% ownership interest in Playboy TV UK/Benelux Limited (commenced operations in November 1995). Flextech maintained a 74.9% ownership interest in Starstream through May 1995, and since June 1995, Flextech has maintained a 100% ownership interest in Starstream. Prior to the April 1996 transaction in which Flextech increased its ownership interest in Maidstone from 39% to 100%, Flextech accounted for its investment in Maidstone using the equity method of accounting. Bravo Ltd. owns "Bravo", a provider of entertainment targeted to male audiences. Starstream owns "TCC" (formerly marketed as "The Children's Channel"), a provider of children's programming. FTV provides management services to various entities engaged in the programming business. Playboy TV UK/Benelux ("PBTV") owns "Playboy TV," a provider of adult entertainment. Maidstone owns "Challenge TV", (formerly marketed as "The Family Channel"), a provider of game shows and family entertainment. TVS owns Maidstone Studios Limited, a production facility. HSN Direct is engaged in the domestic and foreign "infomercial" business.

       On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision (the "Cablevision Acquisition"). In accordance with the purchase method of accounting, Cablevision has been included in the Company's financial statements since the April 25, 1995 acquisition date. At December 31, 1996, Cablevision owned cable television systems serving approximately 578,000 basic subscribers. The following table sets forth summary information with respect to Cablevision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (amounts in thousands):

                                                                                         April 25, 1995
                                                         Year ended                          through
                                                     December 31, 1996(1)               December 31, 1995
                                                  -------------------------          ------------------------
Revenue                                           $ 189,548           100 %          $ 118,864           100 %
Operating costs and expenses
   before depreciation and
   amortization                                    (114,139)          (60)%            (69,258)          (58)%
                                                  ---------            --             --------            --
Operating income before depreciation and
   amortization(2)                                   75,409            40 %             49,606            42 %
Depreciation and amortization                       (41,429)          (22)%            (25,060)          (21)%
                                                  ---------            --             ---------           --

Operating income                                  $  33,980            18 %           $ 24,546            21 %
                                                  =========            ==             ========            ==

--------------

(1) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of OCC (the "OCC Acquisition"). In accordance with the purchase method of accounting OCC has been included in Cablevision's financial statements since the October 1, 1996 acquisition date. The following table sets forth summary information with respect to OCC's results of operations (as adjusted for the effects of purchase accounting) from October 1, 1996 through December 31, 1996 (amounts in thousands):


                Revenue                                $ 8,146
                Operating costs and expenses
                     before depreciation
                     and amortization                   (4,494)
                                                       -------
                Operating Cash Flow                      3,652
                Depreciation and amortization           (2,176)
                                                       -------
                Operating income                       $ 1,476
                                                       =======

(2) Operating income before depreciation and amortization ("Operating Cash Flow") is a commonly used measure of value and borrowing capacity within the cable and programming industries. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

        On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interests in Cablevision would be increased from 51% to up to 90%. For additional information, see "Liquidity and Capital Resources" below.

        On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in Maidstone, which Flextech did not already own and (ii) a 100% ownership interest in TVS. On April 10, 1996, Flextech acquired an indirect controlling interest in the "infomercial" business of HSN Direct. For a more detailed description of these transactions, see note 5 to the accompanying financial statements. Maidstone, TVS and HSN Direct have been included in the Company's financial statements since their respective dates of acquisition. Flextech's 51%-owned subsidiary, PBTV, commenced operations in November 1995 with the launch of Playboy TV. The following table sets forth summary information with respect to the results of operations for Maidstone, TVS and HSN Direct (as adjusted for the effects of purchase accounting) from the respective acquisition dates through December 31, 1996 and for PBTV from January 1, 1996 through December 31, 1996 (amounts in thousands):

             Revenue                                      $ 49,941
             Operating costs and expenses before
                  depreciation and amortization            (61,968)
             Depreciation and amortization                  (6,640)
                                                          --------
             Operating loss                               $(18,667)
                                                          ========

        Each of TINTA's operating subsidiaries and affiliates operates in a distinct environment that is generally characterized by rapidly changing competitive, regulatory, technological, political, economic and other external factors. These factors are generally outside TINTA's control and TINTA is unable to predict what effect, if any, such factors might have on the respective financial condition and results of operations of its operating subsidiaries and affiliates.

        The Company is also exposed to unfavorable and potentially volatile fluctuations of the United States (sometimes referred to herein as the "U.S.") dollar (the functional currency of TINTA) against the UK pound sterling, the Japanese yen ("Y"), the Argentine peso and various other foreign currencies that are the functional currencies of TINTA's operating subsidiaries and affiliates. Since the enactment of a convertibility plan in April 1991, the Argentine government has maintained an exchange rate of one Argentine peso to one U.S. dollar. No assurance can be given that such an exchange rate will be maintained in future periods.

        Because TINTA's functional currency is the U.S. dollar, any increase (decrease) in the value of the U.S. dollar against any foreign currency in which the Company has funding commitments effectively reduces (increases) the U.S. dollar equivalent of such funding commitments. At the same time, any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause the Company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies.

        TINTA and its operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that they enter into transactions denominated in currencies other than their respective functional currencies. In this regard, the Company has experienced realized and unrealized currency gains and losses with respect to (i) the UK pound sterling denominated loans made by an indirect subsidiary of TINTA to Flextech and (ii) the Company's French franc denominated obligation to make capital contributions to MultiThematiques S.A. ("MultiThematiques") (the "MultiThematiques Obligation"). In addition, Telewest has experienced realized and unrealized foreign currency transaction gains and losses with respect to certain U.S. dollar denominated senior debentures that were issued in connection with the SBCC Transaction.

        Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. With respect to funding commitments that are denominated in currencies other than the U.S. dollar, the Company historically has sought to reduce its exposure to short-term (generally no more than 90 days) movements in the applicable exchange rates once the timing and amount of such funding commitments become fixed. Although the Company monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, the Company believes that, given the nature of its business, it is not possible or practical to eliminate the Company's exposure to unfavorable fluctuations in foreign currency exchange rates.

Summary of Operations

        Revenue

        Cable revenue increased $77.7 million or 55% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the Cablevision Acquisition and the OCC Acquisition. In addition, an 8% increase in Cablevision's average number of basic subscribers (exclusive of the effect of acquisitions) more than offset a 2% decrease in Cablevision's rates resulting from promotional packages offered in response to increasing competition. See related discussion below. A $5.5 million or 25% increase in the revenue of the Consolidated Puerto Rico Entities also contributed to the increase in cable revenue. Such increase in the revenue of the Consolidated Puerto Rico Entities is due to (i) a 10% increase in rates, (ii) a 3% increase in the number of basic subscribers and
(iii) a $750,000 increase in advertising revenue resulting primarily from political advertisements surrounding local elections.

        Cable revenue increased $123.5 million or 649% during the year ended December 31, 1995, as compared to the corresponding prior year period. The effect of the Cablevision Acquisition, as described above, accounted for $118.9 million of such increase. The remaining increase is primarily attributable to a $4.0 million or 22% increase in the revenue of the Consolidated Puerto Rico Entities, as the Consolidated Puerto Rico Entities experienced a 25% increase in basic subscribers from December 31, 1994 to December 31, 1995. Such basic subscriber increase is primarily attributable to management's efforts to reduce the number of unauthorized connections to the cable television systems of the Consolidated Puerto Rico Entities.

        The areas serviced by Cablevision are also serviced by other cable providers. During the second quarter of 1996 one of these cable providers began offering cable services at rates substantially below that charged by Cablevision. Although Cablevision has offered promotional packages in response to such competition, the Company cannot otherwise predict the impact such competition will have on Cablevision's result of operations.

        Programming revenue increased $46.4 million or 97% during the year ended December 31, 1996, as compared to the corresponding prior year period. A significant portion of such increase is attributable to the inclusion of Maidstone, HSN Direct, PBTV and TVS in the Company's results of operations. Additionally, 29% and 14% increases in the revenue generated by Bravo Ltd. and Starstream, respectively, contributed to such increase. Substantially all of the increase in Bravo Ltd.'s revenue is attributable to a 19% gain in the viewership of Bravo and to an increase in the revenue per viewer of Bravo. The higher revenue per viewer of Bravo is primarily attributable to a price increase in April 1996 and to increased advertising revenue. The increase in Starstream's revenue is primarily attributable to an increase in the average price received for TCC. In connection with Flextech's August 1995 acquisition of an ownership interest in a programming service that has a target audience in Holland similar to that of TCC, it was agreed that, effective January 1, 1996, TCC would discontinue providing service to approximately 850,000 viewers in Holland. The January 1, 1996 loss of such viewers in Holland largely offset the viewership gains that TCC experienced outside of Holland through December 31, 1996.

        Programming revenue increased $23.1 million or 93% during the year ended December 31, 1995, as compared to the corresponding prior year period. The majority of such increase is attributable to 92% and 64% increases in the revenue generated by Bravo Ltd. and Starstream, respectively. A significant portion of the 1995 increase in Starstream's revenue is attributable to the inclusion of Starstream's revenue for the full 12 month period in 1995, as compared to a ten month period in 1994. The remaining 1995 increase in Starstream's revenue and substantially all of the 1995 increase in Bravo Ltd's revenue are attributable to gains in the viewership and the revenue per viewer of Bravo and TCC. The higher revenue per viewer of Bravo and TCC is primarily attributable to price increases in April 1995 and July 1994, and to increased advertising revenue. From December 31, 1994 to December 31, 1995, the viewership of Bravo and TCC increased 20% and 17%, respectively. A $5.5 million increase in Flextech's management fee revenue also contributed to the 1995 increase in programming revenue. Such increased management fee revenue includes
(i) $2.3 million attributable to an agreement that was initiated in mid-1995 and terminated in mid-1996 and (ii) $1.3 million attributable to a fee received by Flextech upon the termination of the Country Music Television Europe marketing and affiliate services agreement.

        During the years ended December 31, 1996, 1995 and 1994, 30%, 36% and 37%, respectively, of the Company's programming revenue and 9%, 9% and 21%, respectively, of the Company's total revenue was derived from British Sky Broadcasting Group plc.

        As previously described under "General" above, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. During the years ended December 31, 1996, 1995 and 1994, revenue attributable to Flextech of $94.4 million, $48.0 million and $24.9 million, respectively, was included in the Company's statements of operations.

        Operating Costs and Expenses

        Cable operating costs and expenses increased $43.6 million or 48% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the Cablevision Acquisition and the OCC Acquisition, and an increase in Cablevision's programming costs. Such increased programming costs are attributable to a higher number of subscribers and an increase in rates in connection with the renewal of certain programming agreements, as further described below. A $2.7 million or 16% increase in the operating costs and expenses of the Consolidated Puerto Rico Entities accounted for the remaining increase in cable operating costs and expenses.

        Cable operating costs and expenses increased $75.6 million or 512% during the year ended December 31, 1995, as compared to the corresponding prior year period. The effect of the Cablevision Acquisition, as described above, accounted for $69.3 million of such increase. A $4.7 million or 40% increase in the operating costs and expenses of the Consolidated Puerto Rico Entities also contributed to the 1995 increase in the Company's cable operating costs and expenses. Such increase includes (i) a $1.4 million increase in contract labor that is primarily attributable to the aforementioned management efforts to reduce the number of unauthorized connections and (ii) a $730,000 increase in property taxes (of which approximately $430,000 relates to tax years prior to 1995).

        Cablevision and the Consolidated Puerto Rico Entities purchase programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of Cablevision and the Consolidated Puerto Rico Entities.

        Programming operating costs and expenses increased $63.8 million or 103% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is attributable to (i) the inclusion of Maidstone, HSN Direct, PBTV and TVS in the Company's 1996 results of operations, as described under "General" above, (ii) higher programming costs and (iii) increased general and administrative expenses which are primarily the result of stock compensation expense of $5.1 million in 1996. Increases in programming costs are attributable to (i) the amortization of the cost of programming rights acquired by Flextech in 1995 and 1996 pursuant to agreements with Hallmark Entertainment, Inc. ("Hallmark Entertainment") and (ii) the acquisition of higher quality programming for Bravo and TCC as part of Flextech's efforts to increase the viewership of such services. For information concerning Flextech's commitments pursuant to its programming rights agreements, see "Liquidity and Capital Resources" below.

        Programming operating costs and expenses increased $22.8 million or 58% during the year ended December 31, 1995, as compared to the corresponding prior year period. The majority of such increase is attributable to the higher transponder, marketing, programming and other operating costs and expenses of Bravo Ltd. and Starstream. The higher programming and marketing costs generally are attributable to Flextech's efforts to increase the viewership of Bravo and TCC. A significant portion of the 1995 Starstream increase is attributable to the inclusion of Starstream's operating costs and expenses for the full 12 month period in 1995, as compared to a ten month period in 1994. Costs incurred by Flextech's 51%-owned subsidiary in connection with the November 1995 launch of Playboy TV, and an increase in Flextech's general and administrative costs also contributed to the 1995 increase.

        During 1996, the Company revised its estimate of future revenue to be earned from certain programming rights. As a result of such revisions, the Company has recorded an adjustment of $8.7 million to reduce the carrying value of the affected programming rights.

        As described under "General" above, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. During the years ended December 31, 1996, 1995 and 1994, programming operating costs and expenses (including any programming rights provisions) attributable to Flextech of $131.2 million, $62.0 million and $39.3 million, respectively, were included in the Company's statements of operations.

        TINTA incurred corporate, general and administrative expenses of $10.6 million, $13.0 million and $8.2 million during the years ended December 31, 1996, 1995 and 1994, respectively, of which $1.2 million, $4.4 million and $8.2 million, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases (decreases) aggregated $(3.2 million), $4.0 million and $(231,000), during the years ended December 31, 1996, 1995 and 1994, respectively, of which $(1.8 million), $2.5 million and $(231,000), respectively, were allocated from TCI. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

        The $22.4 million or 62% and $27.8 million or 323% increases in depreciation and amortization expense during the years ended December 31, 1996 and 1995, respectively, are the result of increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions, as described above, and capital expenditures.

        Other Income and Expense

        Telewest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred losses since its inception. It is expected that the current construction requirements of Telewest will be substantially complete by the end of the year 2000. The Company's indirect ownership interest in Telewest decreased from 50% to 37.8% in November 1994, from 37.8% to 26.8% in October 1995 and from 26.8% to 26.6% during 1996. Despite such decreased ownership interests, the Company's share of Telewest's net losses increased $39.1 million or 56% and $27.8 million or 65% during 1996 and 1995, respectively. In general, such increases are attributable to Telewest incurring higher amounts of interest expense, depreciation and amortization. Such higher amounts include certain effects of the SBCC Transaction. In connection with the SBCC Transaction, Telewest received net cash proceeds of $1.2 billion upon the issuance of U.S. dollar denominated senior debentures having a principal amount at maturity of $1.8 billion (the "Telewest Debentures"). In light of the issuance of the Telewest Debentures and Telewest's use of purchase accounting to account for the SBCC Transaction, Telewest's interest expense, depreciation and amortization were significantly higher during the fourth quarter of 1995 and the year ended December 31, 1996 (and will be significantly higher in future periods) as compared to the amounts incurred by Old Telewest prior to the consummation of the SBCC Transaction. In addition, changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of $1.7 million and $(23.0 million) during 1996 and 1995, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

        The Company's share of the losses of affiliates other than Telewest (the "Other Affiliates") increased $16.4 million or 31% and $18.1 million or 51% during the years ended December 31, 1996 and 1995, as compared to the corresponding prior year periods. The majority of the 1996 increase is attributable to (i) increased losses of certain of its affiliates in 1996 and
(ii) the Company's share of losses of affiliates that were acquired in 1996 and late 1995. The majority of the 1995 increase is attributable to the Company's share of losses of affiliates that were acquired in 1995 or late 1994. For additional information concerning the Other Affiliates, see note 8 to the accompanying financial statements.

        Interest income increased $15.3 million or 170% and $7.9 million or 698% during the years ended December 31, 1996 and 1995, respectively. The 1996 increase is primarily attributable to interest income earned on amounts loaned to TCI. As further described below, such loans were funded with the net proceeds received upon the February 9, 1996 issuance of TINTA's 4-1/2% Convertible Subordinated Debentures (the "Debentures"). The 1995 increase is attributable to the increase in cash and cash equivalents that resulted from the IPO. See "Liquidity and Capital Resources" below.

        Interest expense increased $14.3 million or 68% and $20.2 million or 3,106% during the years ended December 31, 1996 and 1995, respectively, as a result of an increase in the outstanding debt balance. The 1996 increase is primarily attributable to the issuance of the Debentures. The 1995 increase is primarily attributable to debt incurred in connection with the Cablevision Acquisition and borrowings incurred by Flextech in 1995 in connection with Flextech's acquisition of convertible redeemable preferred shares of Thomson Directories Limited. See "Liquidity and Capital Resources."

        In connection with the dilution of the Company's ownership interest in Telewest that occurred in connection with the October 1995 SBCC Transaction and the November 1994 Old Telewest IPO, the Company recognized non-cash gains of $164.9 million and $161.5 million (before deducting the related tax expense of $57.7 million and $56.5 million, respectively) during the years ended December 31, 1995 and 1994, respectively. During 1996, the Company also recognized a non-cash gain of $258,000 in connection with the issuance of stock by Telewest. Such gains represent the differences, at the respective transaction dates, between the Company's recorded cost for its ownership interest in Telewest and the Company's proportionate share of Telewest's net assets. No assurance can be given that any such gains will be recognized in the future.

        The Company recognized net gains upon the disposition of assets of $12.3 million and $51.1 million during 1996 and 1995, respectively. The 1996 gain is primarily attributable to the dissolution of the TeleWest Europe Group, an entity in which TINTA held a 50% ownership interest. The 1995 gain is attributable to the sale of the cable television subsidiaries of IVS Cable Holdings Limited ("IVS"), a subsidiary of Flextech. For additional information, see "Liquidity and Capital Resources" below.

        The minority interests' share of net losses (earnings) was $22.8 million, $(4.0 million) and $10.3 million during the years ended December 31, 1996, 1995, and 1994, respectively. Such minority interests are attributable to Flextech since none of Cablevision's $65.0 million of net liabilities at the April 25, 1995 acquisition date and none of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the Cablevision minority interest has no obligation to provide any funding to Cablevision and (ii) the minority interest continued to have a negative historical cost basis in Cablevision's net assets at December 31, 1996. To the extent that Cablevision's post- acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the periods ended December 31, 1996 and 1995, the Company would have allocated $15.9 million and $11.7 million, respectively, of Cablevision's net earnings (exclusive of the effects of purchase accounting) to the minority interest. For information concerning a Memorandum of Understanding that contemplates an increase in the Company's ownership interest in Cablevision to up to 90%, see "Liquidity and Capital Resources" below.

        The Company recognized realized and unrealized foreign currency transaction gains (losses) of $7.1 million, $(2.5) million and $1.4 million during the years ended December 31, 1996, 1995, and 1994, respectively. The 1996 amount includes (i) a $3.6 million unrealized gain with respect to the remeasurement into the U.S. dollar of the French franc denominated MultiThematiques Obligation and (ii) a $3.6 million unrealized gain with respect to the remeasurement into the U.S. dollar of the UK pound denominated intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

        During 1996, holding losses on certain available-for-sale securities were determined to be other than temporary. Accordingly, the Company recognized a $6.6 million loss during 1996 in connection with the write-off of such securities.

        The $2.5 million of other expenses during the year ended December 31, 1994 is primarily attributable to a reserve recorded by Flextech against a receivable from an entity that Flextech disposed of prior to the Flextech Combination.

        Income Taxes

        The Company's income tax benefit (expense) was $45.6 million, $(31.7 million) and $(32.5 million) during the years ended December 31, 1996, 1995 and 1994, respectively. The effective tax rates associated with such benefits (expenses) were 25.9%, (51)% and (49)%, respectively. A tax sharing agreement (the "Tax Sharing Agreement") among TINTA, TCI and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocations of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. For additional information, see note 12 to the accompanying financial statements of the Company.

        Liquidity and Capital Resources

        On July 18, 1995, TINTA completed the IPO in which 20,000,000 shares of TINTA's Series A Common Stock were sold to the public for net proceeds of approximately $301.3 million. Prior to the IPO, the Company had relied upon capital contributions from TCI and, to a lesser extent, borrowing availability under a credit facility between TCI and TINTA (the "TCI Credit Facility") in order to meet most of the Company's liquidity requirements with respect to its investing and operating activities. Since the IPO, TCI has not made, and it is anticipated will not in the future make, further capital contributions to the Company.

        The Company's operating activities provided (used) cash of $26.2 million, $8.4 million and $(79.0 million) during the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 amount includes cash used in Flextech's operating activities of $46.5 million. As discussed under "General" above, effective January 1, 1997, Flextech's cash flows will no longer be included in the Company's consolidated statements of cash flows. Although the operating activities of Cablevision (which became a 51% owned subsidiary of TINTA on April 25, 1995) and the Consolidated Puerto Rico Entities historically have generated positive cash flow, the Company believes that the remaining consolidated operating activities of TINTA will continue to produce net cash flow deficits for the foreseeable future. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the cash balances of the Company's foreign subsidiaries are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries, and, other than in connection with the repayment of certain principal and interest owed to TINTA by Flextech, it is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA. Accordingly, there can be no assurance that the Company will have access to any cash generated by its foreign operating subsidiaries and affiliates. In this regard, $40.9 million of the Company's cash balances were held by foreign subsidiaries at December 31, 1996.

        Cash used by the Company's investing activities aggregated $198.0 million, $368.0 million and $247.1 million during the years ended December 31, 1996, 1995 and 1994, respectively. The 1996 and 1995 amounts include cash used by the Company of $62.2 million and $170.3 million to pay a portion of the purchase price for the OCC Acquisition and the Cablevision Acquisition, respectively. In addition, the 1996, 1995 and 1994 amounts include $166.1 million, $174.0 million and $218.9 million, respectively, of cash used by the Company to fund investments in, and loans to, affiliates. Cash provided by Flextech's investing activities aggregated $67.3 million during 1996. As described under "General" above, effective January 1, 1997, Flextech's cash flows will no longer be included in the Company's consolidated statements of cash flows.

        The Company expects that it will continue to have significant cash requirements with respect to its investing activities. In this regard the Company, as of December 31, 1996, is contractually obligated to make loans or capital contributions to its affiliates as follows:

                                                                             Commitment          U.S. dollar
                                                                              amount at         equivalent at
                                                                            December 31,         December 31,
        Affiliate                                      Currency                 1996                 1996
        ---------                                      --------             ------------         -----------
                                                                                  amounts in thousands
        Affiliates of Flextech (1)             UK pounds sterling           L.     3,581          $    6,132
        Bresnan International Partners
           (Chile), L.P.
           ("BIP Chile") (2)                          U.S. dollar           $      5,500               5,500
        Other                                           Various                                        6,357
                                                                                                  ----------
                                                                                                  $   17,989
                                                                                                  ==========

(1) Represents 100% of Flextech's aggregate unfunded obligations to provide debt and equity financing to certain of its affiliates. As described under "General" above, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. Accordingly, in future periods, contractual commitments of Flextech and its affiliates will no longer be included in the Company's consolidated contractual commitments.

(2) Represents the Company's aggregate unfunded obligations to provide equity financing to BIP Chile.

        The 47.9 million U.S. dollar equivalent of the estimated net present value of the additional capital contributions that TINTA is required to make to MultiThematiques through December 1997 has not been reflected in the foregoing table since such amount has been reflected as a liability in the Company's December 31, 1996 consolidated balance sheet. See related discussion below.

        As of December 31, 1996, the Company had satisfied substantially all of its contractual funding requirements with respect to Jupiter Telecommunications Co., Ltd. ("Jupiter"). As a result of a number of developments which management believes are favorable to Jupiter, the Company and Sumitomo Corporation ("Sumitomo") are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its subsidiaries and affiliates. During the years ended December 31, 1996 and 1995, the Company made capital contributions to Jupiter aggregating Yen5.1 billion ($47.6 million) and Yen2.3 billion ($23.7 million), respectively.

        On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1996, TINTA had contributed $17.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $46.1 million over the next three years in connection with the DTH Ventures.

        Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") (a subsidiary of TCI) and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture") to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty (the "LLC"). As of December 31, 1996, TINTA had contributed to the LLC $49.0 million in cash and its 35% equity interest in Torneos, an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by the Sports Venture).

        TINTA may make additional cash contributions totaling $29.0 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, which delivery is expected to occur in 1997, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

        On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games).

        Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through December 31, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $9.4 million.

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

        The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Company's affiliates (the "Guaranteed Obligations"). At December 31, 1996, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations was $39.3 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. The Company also has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through the year 2000. If the Company were to fail to fulfill its obligations under the guarantees, the beneficiaries have the right to demand an aggregate payment of approximately $58 million. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

        Additionally, agreements relating to the Company's investment in certain affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. In connection with the IPO, TINTA agreed to indemnify TCI for any loss, claim or liability that TCI may incur by reason of any guarantees made by TCI of financial, contractual or debt obligations for the benefit of the Company.

        Certain of the Company's affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

        During the year ended December 31, 1996, Cablevision, Flextech and the Consolidated Puerto Rico Entities accounted for $38.5 million, $6.7 million and $10.1 million, respectively, of the Company's aggregate capital expenditures of $55.3 million. As described under "General" above, effective January 1, 1997, the capital expenditures and other cash flows of Flextech will no longer be included in the Company's consolidated statements of cash flows. Although the Company expects that its future capital expenditure requirements with respect to Cablevision and the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of Cablevision and the Puerto Rico Subsidiary generally will be sufficient to satisfy the foreseeable capital expenditure requirements of such entities. In this regard, the Company's Puerto Rico Subsidiary is negotiating to obtain $100 million in bank financing, a portion of which would be used to fund a proposed acquisition in Puerto Rico, as described under "Liquidity and Capital Resources." There is no assurance that such bank financing will be obtained.

        On June 5, 1995, Flextech completed the sale of 17,504,155 newly issued Flextech Ordinary Shares and 4,675,082 newly issued Flextech Non-Preference Shares at a per share price of L.4.15 ($7.11) to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription")and U S WEST Inc. ("U S WEST") (the "U S WEST Subscription"). The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions."

        In connection with US WEST Subscription, Flextech received 340,000 convertible redeemable preferred shares of Thomson Directories Limited (the "TDL Securities") and Flextech borrowed L.43.7 million ($69.7 million using the applicable exchange rate) pursuant to a bank credit facility (the "Flextech Bank Credit Facility"). During the third quarter of 1996, the U S WEST subsidiary purchased the TDL Securities and Flextech used the resulting proceeds to repay in full all amounts borrowed pursuant to the Flextech Bank Credit Facility.

        On April 22, 1996, Flextech acquired from IFE (i) the 61% ownership interest in Maidstone which Flextech did not already own and (ii) a 100% ownership interest in TVS (the "IFE Acquisitions"). Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was L.31.4 million ($47.8 million using the applicable exchange rate), of which L.3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 Flextech Non-Preference Shares (the "IFE Consideration Shares"). As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.5%. As described under "General" above, in connection with the closing of the BBC Joint Ventures and the issuance to the Company of the Special Voting Share, all of the IFE Consideration Shares are to be converted into Flextech Ordinary Shares.

        Certain of the agreements underlying the Flextech Transactions and the IFE Acquisitions required the Company to repurchase an aggregate of 10,467,090 Flextech Non-Preference Shares at fair value (or in the case of the IFE Consideration Shares, at the greater of fair value or L.3.64 ($6.23 per share) if such shares have not become convertible into Flextech Ordinary Shares by June 1, 1997. In connection with the closing of the BBC Joint Venture and the issuance to the Company of the Special Voting Share, as described under "General" above, all of the Flextech Non-Preference Shares are to be converted into Flextech Ordinary Shares, thereby eliminating TINTA's put obligations with respect to such shares, insofar as such obligations are based on the convertibilty of such shares.

        If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company, (ii) the Hallmark and U S WEST subsidiaries' interests in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech securities acquired by IFE pursuant to the IFE Acquisitions exceeds 75% of Flextech's issued and outstanding share capital, or (y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from the Hallmark and U S WEST subsidiaries, and IFE any Flextech Ordinary Shares or Flextech Non-Preference Shares held by them and which were originally acquired pursuant to the Hallmark Subscription, the U S WEST Subscription, or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares or Flextech Non-Preference Shares during the preceding 12 month period. In the event the Company is required to purchase any Flextech Non-Preference Shares or Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

        Flextech has commitments to acquire distribution and exhibition rights for a variety of programming under license agreements with Hallmark Entertainment. The rights are limited to the United Kingdom and certain other European markets and have a term for a period of ten years once the license period commences. Through December 31, 1996, programming with an aggregate contractual value of L.19.8 million ($33.9 million) had been delivered to Flextech under such agreements. It is estimated that Flextech's remaining commitments to acquire programming will be L.10.5 million ($18.0 million). Hallmark Entertainment has provided Flextech a guarantee that it will recover at least L.14.6 million ($25.0 million) from the exploitation of such rights. Flextech also has agreed to purchase certain programming from Scottish Television plc ("STV") during the next two years. At December 31, 1996, Flextech's aggregate remaining obligations under such STV programming agreements are expected to range from L.1.4 million ($2.4 million) to L.6.5 million ($11.1 million).

        The Company's operating lease commitments include significant amounts related to Flextech's transponder lease agreements. Most of the payments under such agreements are required to be made in European Currency Units.

        On August 9, 1995, Flextech paid 16.0 million Netherlands guilders (approximately $10.3 million using the applicable exchange rate) to acquire a 33.3% ownership interest in Preview Investments B.V. ("Preview"). In connection with this transaction, Flextech and Infinity Investments B.V. ("Infinity"), the owner of the remaining 66.7% interest in Preview, have entered into certain agreements whereby Flextech has the right to require Infinity to sell, and Infinity has the right to require Flextech to purchase, the 66.7% Preview interest currently owned by Infinity. Such rights are first exercisable on June 1, 2000. For additional information, see note 14 to the accompanying financial statements of the Company.

        As described under "General" above, Flextech's programming and transponder lease commitments, and its contingent obligation with respect to Preview and other matters, will not be included in the Company's disclosure of its consolidated commitments and contingencies upon the January 1, 1997 deconsolidation of Flextech.

        On October 17, 1995, IVS completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of L.62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Flextech, which, at the time, indirectly owned 91.7% of IVS, received L.59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, Flextech paid L.3.3 million $(5.7 million) (the majority of which was not paid until 1996) to acquire the 9.3% minority interest in IVS.

        On December 13, 1995, TINTA invested in MultiThematiques, a newly formed European programming company, with two French media companies, CANAL + S.A. ("Canal +") and General d'Images S.A. ("GDI"). Canal + and GDI have contributed to MultiThematiques their combined equity interests in four French thematic channels and Canal + has also contributed its equity interest in a Spanish classic movie channel. The Company contributed 123.1 million French Francs ("FF") ($24.7 million at the applicable exchange rate), FF105.0 million ($20.2 million) and FF100.00 million ($19.3 million) to MultiThematiques in December 1995, December 1996 and February 1997, respectively. The Company is obligated to contribute an additional FF164.0 million ($31.6 million) no later than December 13, 1997. In order to manage the Company's foreign exchange currency risk with respect to its December 13, 1997 contribution obligation, the Company entered into a foreign currency option contract that allows the Company to purchase FF 164.0 million at a price of FF 5.5367 per U.S. dollar through December 13, 1997. Each of TINTA, Canal + and GDI own a one-third interest in MultiThematiques.

        On February 7, 1996, Cordillera Comunicaciones Limitada ("Cordillera") (a 50%-owned affiliate of the Company's 80% owned affiliate, BIP Chile), and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis- Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in 1996 and $13 million was received in 1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement.

        On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of the Debentures. The Debentures are due in 2006 and have an aggregate principal amount of $345.0 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note. Amounts outstanding under the promissory note (the "TCI Note Receivable")($176.5 million at December 31, 1996) bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities and principal and interest are due and payable as mutually agreed from time to time by TCI and TINTA. The net proceeds from the Debentures that have been expended through December 31, 1996 were used to fund capital contributions to the Company's affiliates and to fund certain other liquidity requirements of TINTA.

On October 1, 1996 Cablevision acquired 99.99% of the issued and outstanding capital stock of OCC for a purchase price of $112.2 million. Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes will be repaid by Cablevision in 21 consecutive equal monthly installments commencing on January 10, 1997 and accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC.

        On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of Bresnan International Partners (Poland), L.P. ("BIP Poland"), (i) TINTA converted the principal balance of its revolving loan to BIP Poland ($23.8 million) to equity and made an additional contribution of $10 million and (ii) BCI Poland, Inc., an entity in which the Company has no ownership interest, and which, prior to December 31, 1996, held a 20% general partnership interest in BIP Poland, contributed $18.5 million to BIP Poland, thereby reducing TINTA's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31, 1996, the Company's Unreturned Capital in BIP Poland was $34.8 million. BIP Poland used $25.2 million of the above-described cash contributions to fund the December 31, 1996 acquisition of a cable television system serving areas of the city of Warsaw, Poland.

        On January 10, 1997, the Company signed an agreement to pay cash consideration of approximately $12.7 million, and to assume certain indebtedness, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own (the "Caguas Acquisition"). At December 31, 1996, the indebtedness to be assumed had a principal balance of $32.1 million. The Puerto Rico Subsidiary is negotiating to obtain $100 million in bank financing, a portion of which would be used to fund the cash portion of the purchase price and to refinance the indebtedness to be assumed. Subject to certain closing conditions, the transaction is expected to close in April 1997. No assurances can be given that the transaction will be consummated or that the bank financing will be obtained.

        On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. As of March 13, 1997, the Company had repurchased 220,000 shares under such program for an aggregate purchase price of $3.2 million.

        On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding (the "MOU") that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90% (the "Cablevision Minority Interest Purchase"). The MOU contemplates execution of definitive agreements on March 31, 1997 and closing within 120 days thereafter. It also provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. No assurance can be given that the parties will reach agreement on the terms of such agreements, or that the Cablevision Minority Interest Purchase will be consummated. Additionally, the purchase price contemplated by the MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.

        As described under "General" above, the Company has significant contingent obligations with respect to the Standby Commitment provided by the Company to the Principal Joint Venture in March 1997. For additional information concerning the effects of the formation of the BBC Joint Ventures and related transactions on the liquidity and capital resources of the Company and Flextech, see "General" above.

        In addition to the amount owed to the Company pursuant to the TCI Note Receivable, TINTA's sources of liquidity include its cash and cash equivalent balances, as described below, and the $200 million of borrowing availability pursuant to the TCIC Credit Facility. Any amounts borrowed under the TCIC Credit Facility would bear interest at 13% and would be due and payable on April 25, 2000. At December 31, 1996, no borrowings were outstanding pursuant to the TCIC Credit Facility.

        At December 31, 1996, $40.9 million of the Company's $44.2 million of cash and cash equivalents were held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $3.3 million at December 31, 1996. TINTA believes that such cash and cash equivalents, the remaining net cash proceeds from the sale of the Debentures (which remaining net cash proceeds have been loaned to TCI as described above), borrowing availability pursuant to the TCI Credit Facility and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and
(ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company consummates the Cablevision Minority Interest Purchase or seeks to make other significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA, including required payments under certain share repurchase, guarantee and indemnification agreements, that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

Item 8.   Financial Statements and Supplementary Data

        The financial statements of the Company are filed under this item beginning on page II-27. All financial statement schedules are omitted as they are not required or are not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tele-Communications International, Inc.:

        We have audited the accompanying balance sheets of Tele-Communications International, Inc. (the "Company," as defined in note 1) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                            KPMG Peat Marwick LLP
Denver, Colorado
March 14, 1997

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995


                                                              1996            1995
                                                           ----------        --------
                                                                 amounts in thousands
Assets
------

Cash and cash equivalents (note 4)                         $   44,192          133,109

Trade and other receivables, net                               38,185           19,066

Film inventory and other prepaid expenses                      65,749           36,465

Investment in Telewest Communications plc
   ("Telewest")(note 7)                                       488,495          550,216

Investments in other affiliates, accounted for
   under the equity method, and related
   receivables (note 8)                                       421,853          354,133

Other investments (note 9)                                     20,873           83,839

Property and equipment, at cost:
     Land                                                         277              277
     Distribution systems                                     216,172          118,705
     Support equipment and buildings                           51,111           29,321
                                                           ----------        ---------
                                                              267,560          148,303
     Less accumulated depreciation                             65,033           35,314
                                                           ----------        ---------
                                                              202,527          112,989
                                                           ----------        ---------

Franchise costs and other intangible assets (note 5)          755,914          583,862
     Less accumulated amortization                             61,576           29,030
                                                           ----------        ---------
                                                              694,338          554,832
                                                           ----------        ---------

Deferred financing costs and other assets, net of
amortization                                                   13,089            6,062
                                                           ----------        ---------

                                                           $1,989,301        1,850,711
                                                           ==========        =========


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)



                     Consolidated Balance Sheets, continued

                           December 31, 1996 and 1995

                                                                                1996               1995
                                                                           ---------------      ------------
                                                                                    amounts in thousands
Liabilities and Stockholders' Equity
------------------------------------

Accounts payable                                                           $    35,467             25,010

Accrued liabilities                                                             75,173             40,774

Debt (note 10)                                                                 511,128            192,718

MultiThematiques Obligation (note 8)                                            47,902             65,876

Deferred income tax liability (note 12)                                        193,748            186,126

Other liabilities                                                               17,698              6,500
                                                                           -----------          ---------
       Total liabilities                                                       881,116            517,004
                                                                           -----------          ---------
Minority interests in equity of subsidiaries                                   142,187            122,358
                                                                           -----------          ---------

Stockholders' Equity (note 11):
  Preferred Stock, $.01 par value
     Authorized 10,000,000 shares; none issued                                    --                 --
  Series A Common Stock, $1 par value Authorized 300,000,000 shares;
     issued 106,960,873 shares and 106,487,500 shares in
1996 and 1995, respectively                                                    106,961            106,488
  Series B Common Stock, $1 par value
     Authorized 12,000,000 shares; issued
     11,700,000 shares in 1996 and 1995                                         11,700             11,700
  Additional paid-in capital                                                 1,186,788          1,177,271
  Accumulated deficit                                                         (205,456)           (75,036)
  Cumulative foreign currency translation
     adjustment, net of taxes                                                   26,146             (8,550)
  Unrealized holding losses for available-
     for-sale securities, net of taxes                                            --                 (152)
                                                                           -----------          ---------
                                                                             1,126,139          1,211,721
  Due from Tele-Communications, Inc.
     ("TCI") (notes 1 and 13)                                                 (160,141)              (372)
                                                                           -----------          ---------
       Total stockholders' equity                                              965,998          1,211,349
                                                                           -----------          ---------
Commitments and contingencies
     (notes 8, 13, 14 and 17)
                                                                           $ 1,989,301          1,850,711
                                                                           ===========          =========



        See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)



                            Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994

                                                          1996              1995               1994
                                                          ----              ----               ----
                                                                     amounts in thousands
Revenue:
   Cable                                                $ 220,163          142,494           19,033
   Programming                                             94,397           48,039           24,949
                                                        ---------        ---------           ------
                                                          314,560          190,533           43,982
                                                        ---------        ---------           ------
Operating costs and expenses:
   Cable (note 13)                                        133,991           90,367           14,770
   Programming                                            125,844           62,030           39,260
   Programming rights provision                             8,706             --               --
   General and administrative:
      Allocated from TCI (notes 11 and 13)                  1,160            4,374            8,166
      Other                                                 9,469            8,617             --
   Depreciation                                            24,649           15,315            6,009
   Amortization                                            34,098           21,045            2,581
                                                        ---------        ---------           ------
                                                          337,917          201,748           70,786
                                                        ---------        ---------           ------

          Operating loss                                  (23,357)         (11,215)         (26,804)

Other income (expense):
   Share of losses of Telewest (note 7)                  (109,357)         (70,274)         (42,520)
   Share of losses of other affiliates (note 8)           (70,054)         (53,674)         (35,571)
   Interest income:
      TCI (note 13)                                        14,044             --               --
      Other                                                10,241            8,989            1,127
   Interest expense:
      TCI (note 13)                                        (1,408)          (4,259)            --
      Other                                               (33,745)         (16,611)            (651)
   Gain on issuance of stock by Telewest (note 7)             258          164,900          161,481
   Gain on disposition of assets, net
      (notes 6 and 8)                                      12,284           51,139             --
   Minority interests' share of losses (earnings)          22,847           (4,000)          10,279
   Foreign currency transaction gains (losses)              7,101           (2,480)           1,389
   Recognized holding loss for available-for-sale
      securities (note 9)                                  (6,575)            --               --
   Other, net (notes 8 and 13)                              1,690             (772)          (2,510)
                                                        ---------        ---------           ------
                                                         (152,674)          72,958           93,024
                                                        ---------        ---------           ------

          Earnings (loss) before income taxes            (176,031)          61,743           66,220

Income tax benefit (expense) (note 12)                     45,611          (31,702)         (32,534)
                                                        ---------        ---------           ------

          Net earnings (loss)                           $(130,420)       $  30,041           33,686
                                                        =========        =========           ======

Net earnings (loss) per common share (note 3):
   Historical                                           $   (1.10)            --               --
                                                        =========        =========           ======
   Pro forma                                            $    --                .28              .35
                                                        =========        =========           ======

        See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                       Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                                                           Additional
                                                      Preferred         Common Stock        paid-in    Combined     Accumulated
                                                        Stock      Series A     Series B    capital      equity        deficit
                                                        -----      --------      -------    -------      ------        -------
                                                                                                          amounts in thousands
Balance at January 1, 1994                        $       --           --           --           --       516,782      (137,583)
 Contributions                                            --           --           --           --       307,211           --
 Net earnings                                             --           --           --           --            --        33,686
 Foreign currency translation adjustment                  --           --           --           --            --            --
                                                  ----------     --------      -------     --------     ---------      --------
Balance at December 31, 1994                              --           --           --           --       823,993      (103,897)
 Contributions                                            --           --           --       53,298        42,380            --
 Net earnings                                             --           --           --           --            --        30,041
 Foreign currency translation adjustment                  --           --           --           --            --            --
 Unrealized holding losses for
  available-for-sale securities                           --           --           --           --            --            --
Adjustment to reflect completion
  of Contributions (see note 1)                           --       85,800       11,700      768,873      (866,373)           --
Adjustment to reflect implementation
  of tax sharing agreement (see note 12)                  --           --           --       12,545           --             --
Adjustment in connection with the
  issuance of ordinary shares by
  Flextech p.l.c. (note 5)                                --           --           --       50,900           --             --
Issuance of Series A Common Stock
  in July 18, 1995 initial public
  offering
  (see note 1)                                            --       20,000           --      281,343           --             --
Issuance of Series A Common Stock
  as partial consideration for investment                 --          688           --       10,312           --             --
Adjustment to reflect elimination of
  reporting delay with respect to
  Flextech p.l.c. (note 2)                                --           --           --           --           --          (1,180)
Change in due from TCI                                    --           --           --           --           --             --
                                                  ----------     --------      -------     --------     ---------      --------
Balance at December 31, 1995                              --      106,488       11,700    1,177,271           --         (75,036)
  Net loss                                                --           --           --           --           --        (130,420)
  Issuance of common stock                                --          473           --        9,517           --             --
  Foreign currency translation adjustment                 --           --           --           --           --             --
Change in unrealized holding loss for
  available-for-sale securities                           --           --           --           --           --             --
Change in due from TCI (note 13)                          --           --           --           --           --             --
                                                  ----------     --------      -------    ---------     ---------      --------
Balance at December 31, 1996                      $       --      106,961       11,700    1,186,788           --        (205,456)
                                                  ==========     ========      =======    =========     =========      =========


                                                                     Unrealized
                                                     Cumulative       holding
                                                      foreign        losses for
                                                      currency       available-
                                                     translation      for-sale                   Total
                                                     adjustment,     securities,    Due from   Stockholders'
                                                     net of taxes    net of taxes     TCI        Equity
Balance at January 1, 1994                             (13,504)          --            --       365,695
 Contributions                                             --            --            --       307,211
 Net earnings                                              --            --            --        33,686
 Foreign currency translation adjustment                 9,851           --            --         9,851
                                                     ---------      -------       -------     ---------
Balance at December 31, 1994                            (3,653)          --            --       716,443
 Contributions                                             --            --            --        95,678
 Net earnings                                              --            --            --        30,041
 Foreign currency translation adjustment                (4,897)          --            --        (4,897)
 Unrealized holding losses for
  available-for-sale securities                            --          (152)           --          (152)
Adjustment to reflect completion
  of Contributions (see note 1)                            --           --             --           --
Adjustment to reflect implementation
  of tax sharing agreement (see note 12)                   --           --             --        12,545
Adjustment in connection with the
  issuance of ordinary shares by
  Flextech, (note 5)                                       --           --             --        50,900
Issuance of Series A Common Stock
  in July 18, 1995 initial public
  offering (see note 1)                                    --           --             --       301,343
Issuance of Series A Common Stock
  as partial consideration for investment                  --           --             --        11,000
Adjustment to reflect elimination of
  reporting delay with respect to
  Flextech p.l.c. (note 2)                                 --           --             --        (1,180)
Change in due from TCI                                     --           --            (372)        (372)
                                                     ---------      -------       -------     ---------
Balance at December 31, 1995                            (8,550)       (152)           (372)   1,211,349
  Net loss                                                 --           --             --      (130,420)
  Issuance of common stock                                 --           --             --         9,990
  Foreign currency translation adjustment               34,696          --             --        34,696
Change in unrealized holding loss for
  available-for-sale securities                            --          152             --           152
Change in due from TCI (note 13)                           --           --        (159,769)     (159,769)
                                                     ---------      -------       -------     ----------
Balance at December 31, 1996                            26,146          --        (160,141)      965,998
                                                     =========      =======       ========    ==========


See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)



                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994



                                                                        1996             1995           1994
                                                                     -----------      ----------      ----------
                                                                                   amounts in thousands
                                                                                       (see note 4)
Cash flows from operating activities:
  Net earnings (loss)                                                 $(130,420)          30,041           33,686
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                     58,747           36,360            8,590
       Programming rights provision                                       8,706             --               --
       Share of losses of Telewest                                      109,357           70,274           42,520
       Share of losses of other affiliates                               70,054           53,674           35,571
       Gain on issuance of stock by Telewest                               (258)        (164,900)        (161,481)
       Gain on disposition of assets                                    (12,284)         (51,139)            --
       Recognized holding loss for
           available-for-sale securities                                  6,575             --               --
       Minority interests' share of earnings (losses)                   (22,847)           4,000          (10,279)
       Unrealized foreign currency transaction losses (gains)            (6,287)           1,761           (1,389)
       Accretion of discount on MultiThematiques
           Obligation                                                     5,751              271             --
       Deferred income tax expense (benefit)                            (48,444)          31,084           (9,533)
       Intercompany current federal income tax
          benefit                                                       (10,187)          (4,881)            --
       Changes in operating assets and liabilities, net of the
          effect of acquisitions:
            Change in receivables                                        (4,497)             210           (7,185)
            Change in film inventory and other prepaid expenses         (12,168)         (32,064)          (2,319)
            Change in payables and accruals                              14,448           35,397           (7,138)
       Net cash used in Flextech p.l.c.'s operating activities
            during one-month period ended September 30, 1995
            (note 2)                                                       --             (1,726)            --
                                                                      ---------            -----          -------

                Net cash provided by (used in) operating
                   activities                                         $  26,246            8,362          (78,957)
                                                                      ---------            -----          -------




                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                      Statements of Cash Flows, continued

                  Years ended December 31, 1996, 1995 and 1994

                                                                        1996              1995            1994
                                                                     --------------    -----------    ------------
                                                                                     amounts in thousands
                                                                                       (see note 4)
Cash flows from investing activities:
  Investments in and loans to affiliates and others                   $(166,067)        (173,971)        (218,905)
  Cash paid for acquisitions, net                                       (62,177)        (170,309)            --
  Payment of deposit on pending acquisition                                --               --            (20,000)
  Capital expended for property and equipment                           (55,285)         (57,914)          (8,020)
  Cash paid to purchase minority interests                               (4,636)         (24,735)            --
  Proceeds from repayment of loans by affiliates and others              20,342            5,502             --
  Proceeds from dispositions of assets                                   72,099           98,895             --
  Other, net                                                             (2,296)           5,239             (147)
  Net cash used in Flextech p.l.c.'s investing activities
      during one-month period
      ended September 30, 1995 (note 2)                                    --            (50,729)            --
                                                                      ---------        ---------            -----

                Net cash used in investing activities                  (198,020)        (368,022)        (247,072)
                                                                      ---------        ---------            -----

Cash flows from financing activities:
  Issuance of debentures                                                345,000             --               --
  Loan to TCI                                                          (336,375)            --               --
  Repayments received on loan to TCI                                    159,874             --               --
  Net proceeds from initial public offering                                --            301,343             --
  Borrowings of debt                                                    179,353          314,696           12,715
  Repayments of debt                                                   (277,763)        (301,325)          (9,282)
  Net proceeds from issuance of common stock                              9,990             --               --
  Cash proceeds from issuance of shares by
      Flextech plc                                                         --             74,779             --
  Payment of deferred financing costs                                    (9,524)          (2,105)            --
  Other changes in due from TCI                                           3,554           (1,598)            --
  Contributions from parent                                                --             95,678          307,211
  Contributions from minority interest owners                             4,822             --             16,162
      Net cash provided by Flextech p.l.c.'s financing
  activities during one-month period ended
  September 30, 1995 (note 2)                                              --              8,707             --
                                                                      ---------        ---------            -----

                Net cash provided by financing
                   activities                                            78,931          490,175          326,806
                                                                      ---------        ---------            -----

Effect of exchange rate changes on cash                                   3,926           (3,142)             224
                                                                      ---------        ---------            -----
                Net increase (decrease) in cash and cash
                   equivalents                                          (88,917)         127,373            1,001

                Cash and cash equivalents:
                   Beginning of year                                    133,109            5,736            4,735
                                                                      ---------        ---------            -----

                   End of year                                        $  44,192        $ 133,109            5,736
                                                                      =========        =========            =====


See accompanying notes to financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements


                        December 31, 1996, 1995 and 1994


(1)      Basis of Presentation

         Tele-Communications International, Inc. ("TINTA"), a majority-owned subsidiary of TCI, operates multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States.

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

         On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public for aggregate cash consideration of $320.0 million, before deducting related expenses (approximately $18.7 million). The shares of TINTA's common stock owned by TCI at December 31, 1996 represented approximately 83% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding stock.

         In connection with the IPO, TINTA amended and restated its Certificate of Incorporation on July 12, 1995 to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification pursuant to which the 1,000 shares of common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock, $1 par value per share ("Series B Common Stock"). See note 11.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         The most significant entities that are reflected in the Company's financial statements on a consolidated basis for the periods presented herein are engaged in (i) the multi-channel video and telecommunications distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities") and in Buenos Aires, Argentina (since the April 25, 1995 acquisition of a 51% ownership interest in Cablevision S.A. and certain affiliated companies, ("Cablevision ") as further described in note 5) and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming" business) in the United Kingdom ("UK") and other parts of Europe through the Company's subsidiary, Flextech p.l.c. See related discussion below and note 17.

         The Company's ownership interest in the issued and outstanding share capital of Flextech p.l.c. (together with its consolidated subsidiaries, "Flextech") was 60.4% through May 1995, 48.8% from June 1995 through March 1996, and 46.5% from April 1996 through December 31, 1996. The Company's voting interest in Flextech was 60.4% through May 1995 and 50.9% from June 1995 through December 31, 1996.

         In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy to vote 960,850 Flextech ordinary shares ("Flextech Ordinary Shares") at any shareholder meeting to be held through December 31, 1997. In March 1997, Flextech announced that it had reached agreement with BBC Worldwide Limited to form two separate joint ventures (the "BBC Joint Ventures") and that it would enter into certain related transactions. If consummated, such transactions would result in, among other things, a reduction of TINTA's ownership interest in Flextech to 36.1% and the maintenance of TINTA's voting interest in Flextech at 50%. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. See notes 5 and 17.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         At December 31, 1996, Flextech's most significant consolidated subsidiaries were comprised of its 100% ownership interests in Bravo Classic Movies Limited ("Bravo Ltd."), Starstream Limited ("Starstream"), Flextech Television Limited ("FTV"), Maidstone Broadcasting (formerly the International Family Channel UK) ("Maidstone") and TVS Television Limited ("TVS") (acquired by Flextech in April 1996), and its 63% interest in HSN Direct International Limited (acquired by Flextech in April 1996) and its 51% ownership interest in Playboy TV UK/Benelux Limited (commenced operations in November 1995). Flextech maintained a 74.9% ownership interest in Starstream through May 1995, and since June 1995, Flextech has maintained a 100% ownership interest in Starstream. Prior to the April 1996 transaction in which Flextech increased its ownership interest in Maidstone from 39% to 100%, Flextech accounted for its investment in Maidstone using the equity method of accounting. Bravo Ltd. owns "Bravo", a provider of entertainment targeted to male audiences. Starstream owns "TCC" (formerly marketed as "The Children's Channel"), a provider of children's programming. FTV provides management services to various entities engaged in the programming business. Playboy TV UK/Benelux owns "Playboy TV," a provider of adult entertainment. Maidstone owns "Challenge TV" (formerly marketed as "The Family Channel"), a provider of game shows and family entertainment. TVS owns Maidstone Studios Limited, a production facility. HSN Direct International Limited ("HSN Direct") is engaged in the domestic and foreign "infomercial" business. See note 5.

         Subsequent to December 31 ,1996, the Company's three Consolidated Puerto Rico Entities were merged together into one surviving entity (the "Puerto Rico Subsidiary"). See note 17.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         As further described in note 13, the accompanying statements of operations separately present certain allocated corporate expenses of TCI. Although such allocated corporate expenses are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the allocated amounts are reasonable.

(2)      Elimination of Reporting Delay

         Through the third quarter of 1995, the Company included Cablevision and Flextech in its financial statements on a one-month time delay. The Company eliminated such time delay from its December 31, 1995 financial statements. As a result, the Company's combined statement of operations for the year ended December 31, 1995 includes (i) Cablevision's results of operations for the period commencing on the April 25, 1995 acquisition date through December 31, 1995 and (ii) Flextech's results of operations for the period commencing December 1, 1994 through December 31, 1995 (exclusive of the one-month period ended September 30, 1995). The Company's combined statement of cash flows for the year ended December 31, 1995 includes the cash flows of Cablevision and Flextech for the same periods except that Flextech's cash flows for the one-month period ended September 30, 1995 are included therein on a summarized basis. Similarly, the Company's December 31, 1995 consolidated balance sheet includes the financial position of each of Cablevision and Flextech at December 31, 1995. In connection with the elimination of the above-described reporting delays, the Company charged Flextech's net loss for the one-month ended September 30, 1995 directly to the Company's accumulated deficit so that the Company's combined statement of operations for the year ended December 31, 1995 would not include more than 12 months of Flextech's operating results. Summarized operating results of Flextech (as adjusted to reflect the Company's historical cost basis in Flextech) for the one-month ended September 30, 1995 are as follows (amounts in thousands):

                        Revenue              $ 4,502
                                             =======

                        Operating loss       $(2,488)
                                             =======

                        Net loss             $(1,180)
                                             =======

(3)      Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance at December 31, 1996 and 1995 was not material.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         Investments

         For those investments in affiliates in which the Company's voting interest is 20% to 50%, the equity method of accounting is generally used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of net earnings or losses of affiliates includes the amortization of purchase adjustments.

         Investments in debt securities and marketable equity securities in which the Company's voting interest is less than 20% are classified as available-for-sale and are carried at fair value. Any unrealized holding gains and losses (net of the related deferred income tax effect) are carried as a separate component of equity. Any unrealized holding losses which are deemed to be other than temporary are charged to operations. Other investments in which the Company's ownership interest is less than 20% are generally carried at cost.

         Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity by such subsidiary or equity method investee, are generally recognized as gains or losses in the Company's statements of operations. See notes 5 and 7.

         Film Inventory

         Film inventory includes exhibition and other exploitation rights acquired under license agreements or through production and output agreements. Such rights, along with the related obligation, are recorded at the face amount of the contract at the time the programming becomes available.

         Film inventory is carried at the lower of unamortized cost or net realizable value. Exhibition rights are amortized on a straight-line basis over the available runs in the contract period. Other exploitation rights are amortized based on the percentage that current year revenues bear to estimated future revenues on a program-by-program basis. Estimates of future revenues are periodically reviewed by management and revised when warranted by changing conditions, such as changes in the distribution marketplace or changes in the expected usage of a program.

         Long-Lived Assets

         (a) Property and Equipment

             Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction and initial subscriber installation costs, including interest during construction, material, labor and applicable overhead, are capitalized. Interest capitalized during 1996, 1995 and 1994 was not material.





                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



             Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 20 years for distribution systems (3 to 5 years for converters and in-home wiring and 10 to 20 years for the remaining components of the distribution system) and 3 to 40 years for support equipment and buildings (3 to 5 years for support equipment and 10 to 40 years for buildings and improvements).

             Repairs and maintenance are charged to operations, and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains and losses are only recognized in connection with sales of properties in their entirety.

         (b) Franchise Costs and Other Intangible Assets

             Franchise costs and other intangible assets generally include the difference between the cost of acquiring cable, telephony and programming companies and amounts allocated to their tangible assets. Such amounts are amortized on a straight-line basis over their useful lives (10 to 40 years).

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


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         Foreign Currency Translation

         The functional currency of TINTA is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. In this regard, the functional currency of Cablevision, Flextech and the Consolidated Puerto Rico Entities is the Argentine peso, the UK pound sterling ("L." or "pounds") and the U.S. dollar, respectively. All amounts presented herein with respect to Cablevision are stated in U.S. dollars because the Argentine government has maintained an exchange rate of one U.S. dollar to one Argentine peso since April of 1991. However, no assurance can be given that the Argentine government will maintain such an exchange rate in future periods. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and the Company's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a separate component of equity.

         Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the statements of operations as unrealized (based on the applicable period end translation) or realized upon settlement of the transactions.

         Cash flows from the Company's consolidated foreign subsidiaries are calculated in their functional currencies. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line item in the accompanying statements of cash flows.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 1996, as published in The Wall Street Journal.

         Foreign Currency Derivatives

         From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the combined statements of operations. At December 31, 1996 and 1995, the Company had no material deferred hedging gains or losses.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         Acquisition, Transaction and Development Costs

         The Company capitalizes direct and incremental costs incurred relative to potential investments. If an investment is made, these costs are either reimbursed to the Company by the affiliated company or capitalized as part of the cost basis of the Company's investment. If the potential investment is abandoned, these costs are expensed in the period of abandonment.

         Revenue Recognition

         Cable and programming revenue is recognized in the period that services are delivered. Cable installation revenue is recognized in the period the related services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that subscribers are expected to remain connected to the cable television system.

         Earnings (Loss) Per Common Share

         As described in note 1, TINTA changed its historical capital structure in connection with the IPO. The pro forma net earnings per share amounts set forth in the accompanying combined statements of operations for the years ended December 31, 1995 and 1994 was computed using historical earnings and a weighted average share number that reflects pro forma common shares outstanding of (i) 97,500,000 for the 1994 period and (ii) 97,500,000 for the 1995 period ended on the July 18 closing date of the IPO and actual weighted average shares outstanding for the remainder of the 1995 period. Accordingly, the calculation of the pro forma net earnings per share assumes weighted average shares outstanding of 106.8 million and 97.5 million during the years ended December 31, 1995 and 1994, respectively. The weighted average number of common shares used to compute the historical net loss per share for the year ended December 31, 1996 was 118.5 million. Common stock equivalents were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the Company continues to account for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25. For the year ending December 31, 1996 the Company estimates that compensation expense would not be materially different under Statement No. 123.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassification

         Certain amounts have been reclassified for comparability with the 1996 presentation.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(4)      Supplemental Disclosures to Statements of Cash Flows

         The Company's cash and cash equivalents are as follows (amounts in thousands):

                                                                                    December 31,
                                                                                    ------------
                                                         Denomination            1996        1995
                                                         ------------            ----        ----


            TINTA                                        U.S. dollars          $ 3,341        46,065
            Subsidiaries:
              Flextech                                   UK pounds              38,233        85,163
              Cablevision                                Argentine pesos         2,618         1,837
              Consolidated Puerto Rico Entities

                                                         U.S. dollars             --              44
                                                                               -------       -------
                                                                               $44,192       133,109
                                                                               =======       =======


         The cash and cash equivalents balances of Flextech and Cablevision are available to be applied toward the respective liquidity requirements of Flextech and Cablevision, and, with the exception of the repayment of certain principal and interest owed to TINTA by Flextech, it is not anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA.

         Cash paid for interest was $20.4 million, $17.1 million and $376,000 for years ended December 31, 1996, 1995 and 1994, respectively. Cash paid for income taxes was $12.5 million during the year ended December 31, 1996 and was not material during the years ended December 31, 1995 and 1994.

         The net cash paid by the Company for acquisitions is as follows (amounts in thousands):

                                                                       Years ended December 31,
                                                                 ------------------------------------------
                                                                    1996             1995           1994
                                                                 -----------     -----------     -----------
            Recorded value of assets acquired                    $ 229,656          542,638           92,536
            Issuance of notes payable                              (51,727)         (86,755)            --
            Liabilities assumed (including deferred income
             tax liabilities of $36.6 million and $174.7
             million in 1996 and 1995, respectively)               (72,529)        (285,574)         (33,857)
            Historical cost of contributed net assets                 --               --            (40,017)
            Increase in minority interests in equity of
             subsidiaries due to issuance of shares by
             Flextech                                              (43,223)            --               --
            Minority interest in equity of
             acquired entity                                          --               --            (18,662)
                                                                 ---------          -------          -------
            Cash paid for acquisitions                           $  62,177          170,309             --
                                                                 =========          =======          ========


For a description of certain non-cash transactions, see notes 5, 8, 12 and 13.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(5)      Acquisitions

         (a) OCC Acquisition

             On October 1, 1996, Cablevision acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC"), a cable television operation in the west of the greater Buenos Aires metropolitan area, for a purchase price of $112.2 million (the "OCC Acquisition"). Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes will be repaid in 21 consecutive equal monthly installments commencing on January 10, 1997 and will accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC.

         (b) IFE Acquisitions

             On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in Maidstone, which Flextech did not already own and (ii) a 100% ownership interest in TVS. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was L.31.4 million ($47.8 million using the applicable exchange rate), of which L.3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA after June 1, 1997 if the IFE Consideration Shares have not become convertible into Flextech ordinary shares ("Flextech Ordinary Shares") by that date. The put price per IFE Consideration Share is the greater of
             (i) L.3.64 ($6.23) or (ii) the market value of a Flextech Ordinary Share at the time of the exercise of the put option. TINTA has the option to satisfy the put option price in cash or in shares of Series A Common Stock. As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.5%. Due primarily to the Company's contingent purchase obligations under the above-described put option, the Company recognized no gain in connection with the dilution of the Company's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares has been reflected as an increase to "Minority interests in equity of subsidiaries" as set forth in the accompanying December 31, 1996 consolidated balance sheet. In connection with the BBC Joint Ventures and certain related transactions, all of the IFE Consideration Shares are to be converted into Flextech Ordinary Shares thereby eliminating TINTA's put obligation with respect to such shares. See note 17.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



         (c) HSN Acquisition

             On April 10, 1996, Flextech made an initial capital contribution of L.525,000 ($899,000) and assumed certain liabilities in connection with the acquisition of an indirect controlling interest in the "infomercial" business of HSN Direct from the Home Shopping Network, Inc., an affiliate of TCI, and certain individuals (the "HSN Acquisition"). In connection with the HSN Acquisition, Flextech loaned $4.9 million to HSN Direct. TINTA paid $2.2 million to Flextech for 20% of Flextech's interest in the acquired business. As a result, Flextech owns 63% and TINTA owns 15.7% of HSN Direct.

        (d)  Cablevision Acquisition

             On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision for an adjusted purchase price of $282.0 million, before liabilities assumed (the "Cablevision Acquisition"). The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20 million deposit) and the Company's issuance of $86.8 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. See note 10. The Company has an option during the two-year period ended April 25, 1997 to increase its ownership interest in Cablevision to up to 80.0% at a cost per subscriber similar to the initial purchase price, adjusted however for certain fluctuations in applicable foreign currency exchange rates. On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90%. See note 17.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



             In accordance with the purchase method of accounting, the purchase price has been allocated using the estimated fair values of the net assets acquired and Cablevision has been included in the Company's financial statements since the April 25, 1995 acquisition date. None of Cablevision's $65.0 million of net liabilities at the April 25, 1995 acquisition date, and none of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the minority interest has no obligation to provide any funding to Cablevision and (ii) the minority interest continued to have a negative historical cost basis in Cablevision's net assets at December 31, 1996. To the extent that Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive for the periods ended December 31, 1996 and 1995, the Company would have allocated $15.9 million and $11.7 million, respectively, of Cablevision's net earnings (exclusive of the effects of purchase accounting) to the minority interest.

        (e)  Flextech Acquisition

             On February 2, 1994, the Company contributed its 100% ownership interests in Flextech Television Limited ("FTV") (formerly known as United Artists Entertainment (Programming) Limited) and Bravo Ltd., together with its equity method investments in UK Gold Television Limited ("UKGL"), UK Living Limited ("UKLL") and Starstream (collectively, the "International UK Programming Assets") to Flextech in exchange for 52,356,707 or 60.4% of Flextech's issued and outstanding ordinary shares (the "Flextech Combination"). See note 1.

             In connection with the Flextech Combination, an indirect subsidiary of TINTA (the "TINTA Subsidiary") made loans aggregating L.10.0 million ($15.1 million using the applicable exchange rate) to Flextech, and purchased L.9.4 million ($14.2 million using the applicable exchange rate) of certain unsecured convertible debt of Flextech (the "Flextech Convertible Debt"). The Flextech Convertible Debt, which bears interest at variable rates, may be converted into Flextech ordinary shares ("Flextech Ordinary Shares") at the rate of L.3.00 ($5.14) per Flextech Ordinary Share for a period of 180 days commencing in September 1997. During the first five months of 1995, the TINTA Subsidiary loaned an additional L.13.8 million ($23.6 million) to Flextech. Such additional amount was repaid by Flextech in August 1995 with proceeds received pursuant to certain June 1995 share issuances (see below). Except for the foreign currency effects described below, all of the Company's loans to and investments in Flextech eliminate in consolidation.

             In connection with the above-described intercompany loans to Flextech, the Company recognized realized and unrealized foreign currency transaction gains (losses) aggregating $3.6 million, $(1.6 million) and $1.1 million during the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



             The 52,356,707 Flextech Ordinary Shares acquired by the Company at the time of the Flextech Combination were recorded at the Company's aggregate historical cost basis in the International UK Programming Assets ($40.0 million). The excess of the resulting aggregate cost over the Company's proportionate share of Flextech's equity was allocated to Flextech's assets and liabilities based upon their estimated fair values.

             On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription"). The Flextech Non-Preference Shares are convertible at the option of the holder into Flextech Ordinary Shares on a one-for-one basis at any time after the Company ceases to own at least 50.01% of the voting power associated with Flextech's then outstanding ordinary share capital. The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions."

             Under the terms of the Hallmark Subscription, HC Crown Corp. ("Crown"), a subsidiary of Hallmark, purchased 9,322,763 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for L.48.4 million ($77.2 million using the applicable exchange rate) in cash. In connection with the U S WEST Subscription, (i) U S WEST (UK), a subsidiary of U S WEST, purchased 8,181,392 Flextech Ordinary Shares and 2,337,541 Flextech Non-Preference Shares in exchange for 340,000 convertible redeemable preferred shares of Thomson Directories Limited (the "TDL Securities") and (ii) Flextech borrowed L.43.7 million ($69.7 million using the applicable exchange rate) pursuant to a bank credit facility (the "Flextech Bank Facility"). See notes 9 and
             10. In connection with the Flextech Transactions, the Company recorded a $50.9 million increase to "Additional paid-in capital" and a $93.2 million increase to "Minority interests in equity of subsidiaries." No gain was recognized due primarily to the existence of TINTA's contingent obligations to purchase Flextech Non-Preference Shares and/or Flextech Ordinary Shares from U S WEST (UK) and Crown. See notes 14 and 17.

             In June 1995, Flextech paid L.9.8 million ($15.3 million using the applicable exchange rate) to acquire the 25.1% minority interest in Starstream not already owned by Flextech. Such payment has been recorded as an intangible asset due to the fact that the minority interests' cost basis in Starstream had previously been reduced to zero. Such intangible asset is being amortized over an estimated useful life of twenty years. In connection with the aforementioned acquisition of the 25.1% minority interest, Flextech also paid
             L.5.3 million ($8.5 million using the applicable exchange rate) to purchase Starstream's unsecured promissory notes.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



             The Company owned, at December 31, 1996, 56,340,598 Flextech Ordinary Shares representing 46.5% of the issued and outstanding Flextech share capital and 50.9% of the aggregate voting interests attributable to such Flextech share capital. As described in note 1, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. For additional information concerning the effects of certain subsequent events on the Company's ownership and voting interests in Flextech, see note 17.

             Based upon the L.6.775 ($11.60) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of L.381.8 million ($653.8 million) at December 31, 1996.

        Unaudited pro forma summarized operating results of the Company assuming the OCC Acquisition, IFE Acquisitions, HSN Acquisition and the Cablevision Acquisition had been, in each case, consummated on January 1, 1995, are as follows (amounts in thousands):

                                                         Years ended
                                                          December 31,
                                                  -----------------------------
                                                      1996              1995
                                                  ------------     -------------
                 Revenue                            $ 344,133          299,932
                                                    =========          =======
                 Net earnings (loss)                $(134,991)          13,871
                                                    =========          =======
                 Pro forma net earnings (loss)
                   per common share                 $   (1.14)             .13
                                                    =========          =======

        The foregoing unaudited pro forma information is based upon historical results of operations and is not necessarily indicative of the results that would have been obtained had the OCC Acquisition, IFE Acquisitions, HSN Acquisition and the Cablevision Acquisition actually occurred on January 1, 1995.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements


(6)     Dispositions

        On October 17, 1995, IVS Cable Holdings Limited ("IVS"), a consolidated subsidiary of Flextech, completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of L.62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Following the IVS Subsidiary Sale, IVS's only remaining cable television asset consisted of its 59.2% ownership interest in Jersey Cable Limited ("Jersey"), which owns the cable television franchise for the area of Jersey, Channel Islands. Flextech, which, at the time, indirectly owned 91.7% of IVS, received L.59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, (i) Flextech paid L.3.3 million ($5.7 million) (the majority of which was not paid until 1996) to acquire the remaining minority interest in IVS that was not already owned by Flextech (the "IVS Minority Interest Buyout"), (ii) IVS received cash and notes receivable aggregating L.663,000 ($1.1 million) as consideration for the sale of Flextech's ownership interest in Jersey to the former minority interest owners of IVS (the "Jersey Sale"), and (iii) IVS received L.643,000 ($1.1 million) in repayment of Jersey's intercompany payable to IVS. Flextech's aggregate $1.7 million loss (before deducting the minority interests' share) on the Jersey Sale and the IVS Minority Interest Buyout was reflected as a reduction of the $52.8 million non-operating gain (before deducting the minority interests' share) that was recognized by the Company during the fourth quarter of 1995 in connection with the IVS Subsidiary Sale.

(7)     Investment in Telewest

        From December 18, 1991 through November 22, 1994, the Company and certain affiliates of U S WEST, Inc. (the "U S WEST Affiliates") each held a 50% ownership interest in the TCI/U S WEST Cable Communications Group (the "Telewest UK Joint Venture").

        On November 22, 1994, the Company and the U S WEST UK Affiliates each entered into a series of transactions that resulted in the conversion of their respective 50% ownership interests in the Telewest UK Joint Venture into 302,250,000 ordinary shares and 76,500,000 convertible preference shares of Telewest's predecessor ("Old Telewest") (the "Old Telewest Exchange"). In connection with the Old Telewest Exchange, the Company and the U S WEST Affiliates entered into an agreement to vote their shares together in such a manner as may be mutually agreed, or in the absence of such agreement, to vote their shares together in such a manner that would be most likely to continue the status quo, without materially increasing Old Telewest's financial obligations, or materially deviating from its approved business plan.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        Following the completion of the Old Telewest Exchange, Old Telewest conducted an initial public offering on November 30, 1994 in which it sold 243,740,000 ordinary shares for aggregate net proceeds of approximately L.401.3 million ($627.8 million using the applicable exchange rate) (the "Old Telewest IPO"). Upon completion of the Old Telewest Exchange and the Old Telewest IPO, TCI and the U S WEST Affiliates each indirectly held approximately 36% of the ordinary shares (assuming no conversion of the convertible preference shares) and approximately 38% of the total outstanding ordinary and convertible preference shares of Old Telewest. As a result of the Old Telewest IPO, and the associated dilution of the Company's ownership interest in Old Telewest, the Company recognized a $161.5 million non-cash gain (before deducting the related tax expense of $56.5 million) during the fourth quarter of 1994.

        During the second quarter of 1995, the Old Telewest shares owned by the Company and the U S WEST Affiliates were contributed to TW Holdings, L.L.C. ("TW Holdings"), an entity in which the Company and the U S WEST Affiliates each hold an indirect 50% ownership interest.

        On October 3, 1995, the merger of Old Telewest and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest (formerly Telewest plc), acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 37.8% indirect ownership interest in Old Telewest into a 26.8% indirect ownership interest in Telewest. In connection with the SBCC Transaction, all of the issued and outstanding Old Telewest ordinary shares and convertible preference shares were exchanged for 735,968,440 Telewest ordinary shares and 265,276,500 Telewest convertible preference shares. Additionally, all of the issued and outstanding ordinary shares of SBCC were exchanged for 183,994,960 Telewest ordinary shares and 230,790,208 Telewest convertible preference shares. As a result of the SBCC Transaction, and the associated dilution of the Company's ownership interest in Telewest, the Company recognized a non-cash gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, Telewest received $1.2 billion of net cash proceeds from the issuance of U.S. dollar denominated senior debentures having an aggregate principal amount of $1.8 billion at maturity (the "Telewest Debentures"). As a result of Telewest's issuance of the Telewest Debentures, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the year ended December 31, 1996 and the period in 1995 following the issuance of the Telewest Debentures, Telewest experienced unrealized foreign currency transaction gains (losses) of $1.7 million and $(23.0 million) respectively, with respect to the Telewest Debentures.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        At December 31, 1996, the Company indirectly owned through TW Holdings, 132,638,250 or 26.7% of Telewest's convertible preference shares, 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of Telewest's ordinary shares, and 26.6% of Telewest's aggregate convertible preference and ordinary share capital. The rights and privileges of Telewest's convertible preference shares are similar to those of the Telewest ordinary shares except that the Telewest convertible preference shares may only be voted upon resolutions involving the winding up of Telewest or resolutions involving any modification of the rights or privileges of the Telewest convertible preference shares. In accordance with the requirements of the London Stock Exchange, the Telewest convertible preference shares are convertible into Telewest ordinary shares on a one-for-one basis only to the extent that, following conversion, at least 25% of the Telewest ordinary shares remain publicly held. In connection with the formation of TW Holdings, the Company and the U S WEST Affiliates entered into certain agreements which contain provisions regarding, among other matters, the voting and disposition of the Telewest ordinary and convertible preference shares, which shares represent the only assets of TW Holdings.

        On December 31, 1996, the reported closing price on the London Stock Exchange of the Telewest ordinary shares was L.1.24 per share ($2.12 per share).

        Unless the context indicates otherwise, references herein to "Telewest" include Telewest and its predecessor entities (Old Telewest and the Telewest UK Joint Venture).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.5718 to 1, 1.5799 to 1 and 1.5393 to 1 during the years ended December 31, 1996, 1995 and 1994, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.7125 to 1 and 1.5530 to 1 at December 31, 1996 and 1995,
        respectively.

        Summarized financial information for Telewest is as follows (amounts in thousands):

                                                                  December 31,
                                                              ---------------------
                                                              1996             1995
                                                              ----             ----
            Consolidated Financial Position
               Cash and receivables, net                   $  241,117          797,618
               Investments                                    162,816          157,426
               Property and equipment, net                  2,478,030        1,652,094
               Franchise costs and other assets, net          956,910          948,797
                                                           ----------        ---------
                    Total assets                           $3,838,873        3,555,935
                                                           ==========        =========

               Debt                                        $1,505,713        1,277,465
               Other liabilities                              499,635          224,242
               Shareholders' equity                         1,833,525        2,054,228
                                                           ----------        ---------
                    Total liabilities and equity           $3,838,873        3,555,935
                                                           ==========        =========





                                                                                       Years ended December 31,
                                                                                --------------------------------------
                                                                                1996            1995              1994
                                                                                ----            ----              ----
            Consolidated Operations
               Revenue                                                       $ 455,923          228,744          110,871
               Operating, selling, general and administrative
                  expenses                                                    (454,458)        (264,014)        (139,504)
               Depreciation and amortization                                  (245,566)        (107,233)         (49,484)
                                                                             ---------         --------          -------

                    Operating loss                                            (244,101)        (142,503)         (78,117)

               Interest expense                                               (164,757)         (42,101)         (15,499)
               Interest income                                                  26,163           24,718            3,527
               Share of losses of affiliates                                   (25,076)         (20,186)         (13,032)
               Foreign exchange gain (loss)                                      1,670          (23,029)             (32)
               Other, net (including realized loss on interest rate swap
                  of $13,601 in 1995 and extraordinary gain of $11,217 in
                  1994)                                                            242          (14,184)          13,797
                                                                             ---------         --------          -------

                    Net loss                                                 $(405,859)        (217,285)         (89,356)
                                                                             =========         ========          =======




                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(8)     Investments in Other Affiliates

        The Company's affiliates other than Telewest (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries. Most of the Other Affiliates have incurred net losses since their respective inception dates. As such, substantially all of the Other Affiliates are dependent upon external sources of financing and capital contributions in order to meet their respective liquidity requirements.

        In this regard, the Company is obligated to make further loans to or investments in certain of the Other Affiliates. At December 31, 1996, the aggregate U.S. dollar equivalent of the unfunded portion of such commitments was $18.0 million, of which $6.1 million represented commitments of Flextech.

        The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At December 31, 1996, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $39.3 million. Certain of the Guaranteed Obligations allow for additional borrowings in future periods. See note 13.

        Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

        Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 13.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        The following table reflects the Company's carrying value (including receivables) and share of earnings (losses) of the Other Affiliates (amounts in thousands):

                                                      Carrying value                      Share of earnings (losses)
                                                -------------------------        ----------------------------------------
                                                     December 31,                          Years ended December 31,
                                                -------------------------        ----------------------------------------
                                                   1996          1995                1996           1995         1994
                                                ----------     ----------        ---------          -----         ----
        Flextech Affiliates (a)                  $129,563        123,156          (2,726)        (13,510)        (13,067)
        MultiThematiques S.A
          ("MultiThematiques") (b)                 84,007         89,705          (3,176)           (282)             --
        Liberty/TINTA LLC (c)                      63,227         29,118         (14,895)           (950)             --
        Jupiter Telecommunications
          Co., Ltd. ("Jupiter") (d)                47,251         16,268         (14,415)         (7,137)             --
        Bresnan International Partners
          (Chile), L.P. ("BIP Chile") (e)          34,408         59,286          (5,395)         (5,939)           (758)
        Bresnan International Partners
          (Poland), L.P. ("BIP Poland") (f)        27,951         16,739          (4,185)         (1,270)             --
        United International Investments
          ("UII") (g)                              25,598         26,293             660          (2,798)         (2,110)
        Asia Business News (Singapore) PTE
          Ltd. ("ABN") (h)                          9,556         10,472          (9,427)         (7,054)         (4,109)
        DMX, Inc. ("DMX ") (i)                       --            6,981          (7,188)        (11,478)         (3,097)
        Telewest Europe Group ("Telewest
          Europe") (j)                               --          (16,800)           --             1,643          (1,564)
        Other                                         292         (7,085)         (9,307)         (4,899)        (10,866)
                                                 --------       --------        --------        --------        --------
                                                 $421,853        354,133         (70,054)        (53,674)        (35,571)
                                                 ========       ========        ========        ========        ========


        (a) Flextech Affiliates

            At December 31, 1996, the "Flextech Affiliates" were comprised of European Business News Partners (30%-owned by Flextech), HIT Entertainment plc (23%-owned by Flextech), Preview Investments B.V. ("Preview") (33%-owned by Flextech), Scottish Television plc ("STV") (20%-owned by Flextech), UK Gold Television Limited ("UKGL")(25%-owned by Flextech) and UK Living Television Limited ("UKLL") (31%-owned by Flextech). In April 1996, Flextech acquired the 61% interest in Maidstone, which Flextech did not already own. See note 5. Prior to such acquisition, the "Flextech Affiliates" also included Flextech's 39% interest in Maidstone. The functional currency of Preview is the Netherlands guilder. The functional currency of all other Flextech Affiliates is the UK pound sterling. In connection with the formation of the BBC Joint Ventures, Flextech has reached agreements with the shareholders of UKGL and UKLL to acquire all of the equity share capital (75% and 68.75%, respectively) that Flextech does not already own. Additionally, the Company, effective January 1, 1997, will cease to consolidate Flextech and will begin to account for Flextech using the equity method of accounting. See note 17.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



            On August 9, 1995, Flextech acquired a 33.3% indirect interest in Preview, a Dutch company whose principal assets consist of its 93.3% interest in KinderNet C.V. and its 100% interest in Holland Visions B.V. KinderNet C.V. is the owner of the KinderNet Channel, a Dutch children's cable television service. Holland Visions B.V. provides television post-production and editing services in Holland.

            The purchase price for the 33.3% interest in Preview was approximately 16.0 million Netherlands guilders ("NGL") ($10.3 million using the applicable exchange rate).

            Flextech has also entered into a shareholders' agreement with Infinity Investments B.V. ("Infinity"), the owner of the remaining 66.7% interest in Preview, pursuant to which Flextech will have the right to require Infinity to sell to Flextech (the "Call Option"), and Infinity will have the right to require Flextech to purchase (the "Put Option"), Infinity's entire interest in Preview at a price equal to a multiple of the average of Preview's consolidated profit (before interest and taxes) for the fiscal years ended May 31, 1998, 1999 and 2000, subject to a maximum purchase price of NGL
            100.0 million ($57.4 million) and a minimum purchase price of NGL
            50.0 million ($28.7 million). The Call Option and the Put Option are exercisable at any time between June 1, 2000 and December 31, 2000, subject to the approval of Flextech's shareholders, if such approval is required under the Listing Rules of the London Stock Exchange at the time of exercise. If the Put Option is exercised and Flextech's shareholders do not give such approval, Flextech has agreed to pay NGL 5.0 million ($2.9 million) to Infinity, though in this case, the last date for exercise of the Call Option will be extended to December 31, 2002, and such payment will be treated as a L.2.0 million ($3.4 million) payment on account of the purchase price payable upon exercise of the Call Option.

            On September 28, 1995, Flextech exchanged its 20% ownership interest in HTV Group p.l.c.("HTV") and L.28.0 million ($44.2 million using the applicable exchange rate) in cash for 12,065,143 or 20% of the issued and outstanding ordinary shares of STV (the "STV Transaction"). During the fourth quarter of 1996, STV disposed of its investment in HTV. STV holds the Channel 3 broadcasting license for Central Scotland and operates a network production and programming distribution business. The Company recorded its 20% investment in STV at the aggregate historical cost basis of the assets transferred to STV. Accordingly, the Company recognized no gain or loss in connection with the STV Transaction. In connection with the STV Transaction, Flextech has agreed to certain restrictions regarding its ability to dispose of or acquire STV ordinary shares during the twenty month period ending May 29, 1997. Flextech also has agreed to purchase certain programming from STV during the next two years. Flextech's aggregate obligations under such agreements are expected to range from L.1.4 million ($2.4 million) to L.6.5 million ($11.1 million).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



            Interest income on loans to the Flextech Affiliates is generally recognized by Flextech only if collection of the underlying principal amount is deemed to be assured. During the years ended December 31, 1996, 1995 and 1994, Flextech recognized interest income of $1.5 million, $3.4 million and none, respectively, on loans made to the Flextech Affiliates. Such amount includes the U.S. dollar equivalent of a L.1.8 million ($3.1 million) cash payment from UKGL for interest earned during 1995 and prior periods. In light of the receipt of such cash payment and Flextech's assessment of the recoverability of Flextech's aggregate investment in UKGL (including all amounts loaned by Flextech to UKGL), Flextech re-evaluated its interest income recognition policy with respect to UKGL. Accordingly, effective July 1995, Flextech began recognizing interest income from UKGL as it is earned, rather than as it is received.

            The aggregate excess cost over Flextech's proportionate share of the net assets of the Flextech Affiliates is being amortized over estimated useful lives ranging from 10 to 20 years. At December 31, 1996, such aggregate excess cost was approximately $61 million.

     (b)    MultiThematiques

            On December 13, 1995, TINTA invested in MultiThematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Generale d'Images S.A. ("GDI"). On December 13, 1995, (i) TINTA contributed to MultiThematiques 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate), (ii) Canal + and GDI contributed to MultiThematiques a combined 70% interest in Planete (a French documentary channel), a combined 85% interest in Canal Jimmy (a lifestyle and entertainment channel targeted at young male audiences) and a combined 60% interest in each of two movie services, Cine Cinema (featuring recent movies) and Cine Cinefil (featuring classic movies), and (iii) Canal + contributed to MultiThematiques a 50% ownership interest in Cine Classics, a start-up classic movie service in Spain. In addition, TINTA contributed FF105.0 million ($20.2 million) and FF100.0 million ($19.3 million) on December 13, 1996 and February 13, 1997, respectively, to MultiThematiques. TINTA also has agreed to contribute FF 164.0 million ($31.6 million) no later than December 13, 1997. In order to manage the Company's foreign currency exchange risk with respect to its December 13, 1997 contribution obligation, the Company entered into a forward currency option contract that allows the Company to purchase FF 164.0 million at a price of FF 5.5367 per U.S. dollar through December 31, 1997.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



            Whereas Canal + and GDI were not required to make additional contributions on a pro rata basis, TINTA's obligation to make the above-described additional FF 369.1 million ($71.1 million) was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value (using a discount rate of 10%) of the remaining future contributions at December 31, 1996 and 1995 has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheets. As the MultiThematiques Obligation is denominated in French francs, the Company will experience realized and unrealized foreign currency transaction gains and losses with respect to the MultiThematiques Obligation. During the year ended December 31, 1996 and from December 13, 1995 through December 31, 1995, the Company experienced realized and unrealized foreign currency transaction gains (losses) with respect to the MultiThematiques Obligation of $3.3 million and $(968,000), respectively. The $58.6 million excess of the Company's investment in MultiThematiques over the Company's proportionate share of MultiThematiques' net assets is being amortized over an estimated useful life of twenty years. The majority of such excess was created in connection with the recognition of the MultiThematiques Obligation.

            TINTA, Canal + and GDI have each agreed not to dispose of any shares in MultiThematiques prior to November 21, 1999. Thereafter, each shareholder may sell all (but not less than all) of its shares to a third party subject to a pro rata right of first refusal by the non-selling shareholders. In the event that any two shareholders propose to sell their shares of MultiThematiques or jointly receive an offer to purchase such shares, the other shareholder has the right to participate in such sale by selling its shares to the prospective buyer on the same terms.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



    (c)     Liberty/TINTA LLC

            Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership, (the "Sports Venture"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty (the "LLC"). As of December 31, 1996, TINTA had contributed to the LLC $49.0 million in cash and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian Sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by the Sports Venture). The carrying value and the Company's share of earnings (losses) of Torneos prior to its contribution to the LLC have been included with the LLC in the above table.

            TINTA may make additional cash contributions totaling $29.0 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite- delivered television platform in Asia.

            On April 19, 1996, TINTA, Torneos and the Torneos Stockholders entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



            Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through December 31, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $9.4 million.

            The $33.0 million excess of the Company's aggregate historical cost basis in the LLC over the Company's 50% proportionate share of the LLC's net assets is being amortized over an estimated useful life of 20 years.

    (d)     Jupiter

            On January 18, 1995, the Company and Sumitomo Corporation ("Sumitomo"), a company incorporated in Japan, formed Jupiter for the purpose of owning and operating cable television and telephony businesses in Japan and other parts of Asia. The Company and Sumitomo own 40% and 60%, respectively of Jupiter. The functional currency of Jupiter is the Japanese yen ("Yen").

            Through December 31, 1996, the Company had made aggregate contributions to Jupiter of Yen7.4 billion ($71.3 million at the applicable exchange rates). The Company, at December 31, 1996, was obligated to pay Yen200 million ($1.7 million) to Sumitomo by March 31, 1997. As a result of a number of recent developments which management believes are favorable to Jupiter, the Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter.

            The Company has entered into an option agreement whereby the Company is entitled to sell Yen 1.6 billion in exchange for $17.5 million through April 4, 2002. The option is treated as a hedge of the Company's foreign currency risk with respect to its existing investment in Jupiter.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



    (e)     BIP Chile

            The Company owns general and limited partnership interests in BIP Chile of 0.5% and 79.5%, respectively. BCI Chile, Inc. ("BCI Chile"), an entity in which the Company has no ownership interest, owns a 20% general partnership interest in BIP Chile. BCI Chile is the managing partner of BIP Chile. On December 31, 1994, BIP Chile and a wholly-owned subsidiary of Cristalerias de Chile S.A. ("Cristalerias"), a Chilean company, formed Cordillera Comunicaciones Limitada ("Cordillera"), a Chilean limited partnership. Each of BIP Chile and Cristalerias have an indirect 50% ownership interest in Cordillera. Due to the veto powers of BCI Chile, the Company accounts for its investment in BIP Chile using the equity method of accounting. The functional currency of BIP Chile is the U.S. dollar, while the functional currency of Cordillera is the Chilean peso.

            During the period in 1994 that followed BIP Chile's June 20, 1994 formation, BIP Chile acquired ownership interests in six cable television systems located in Chile (the "Chilean Systems"). On December 31, 1994, the Chilean Systems were contributed to Cordillera at their historical cost. BIP Chile's net losses during 1994 include BIP Chile's share of the losses of each of the Chilean Systems from the date that BIP Chile's ownership interest in each such system was acquired through the December 31, 1994 contribution date.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        On February 7, 1996, Cordillera and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Acquired Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Acquired Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in 1996 and $13 million was received in 1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement, as described below. As a result of the foregoing transactions, CTC is (i) servicing 77 analog channels and any additional channels acquired by Metropolis-Intercom, (ii) to expand and operate the Acquired Distribution Assets and (iii) providing technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The aforementioned service agreement has a term of 30 years (with an option to renew) and the associated payments to CTC are based on capacity utilized and other specified factors.

        The Company has loaned funds to BIP Chile pursuant to a 12% subordinated credit note (the "Chile Subordinated Credit Note") due December 31, 2004. The outstanding principal pursuant to the Chile Subordinated Credit Note of $61.8 million and $62.6 million was included in the Company's investment in BIP Chile at December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company was obligated to make additional equity contributions to BIP Chile of approximately $5.5 million.

        As there is no obligation on the part of BCI Chile to proportionately fund losses in excess of its investment, the Company recognizes 100% of BIP Chile's net losses to the extent that such losses are in excess of BCI Chile's investment in BIP Chile. Interest income on the Chile Subordinated Credit Note is eliminated against the corresponding interest expense that is included in the Company's share of BIP Chile's net losses.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(f)     BIP Poland

        As of December 31, 1996, the Company has general and limited partnership interests in BIP Poland of 0.5% and 43.45%, respectively. Prior to December 31, 1996, the Company had general and limited partnership interests in BIP Poland of 0.5% and 79.5%, respectively. BCI Poland, Inc. ("BCI Poland"), an entity in which the Company has no ownership interest, has a 20% general partnership interest in BIP Poland. BCI Poland is the managing general partner of BIP Poland. Due to the veto powers of BCI Poland, the Company accounts for its interest in BIP Poland using the equity method of accounting. Through its acquired operating subsidiaries and affiliates, BIP Poland is engaged in the cable business in Poland. The functional currency of BIP Poland is the U.S. dollar, while the functional currency of BIP Poland's operating subsidiaries and affiliates is the Polish zloty.

        The Company loaned funds to BIP Poland pursuant to a 12% subordinated credit note (the "Poland Subordinated Credit Note") due on December 31, 2004. On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of the Poland Subordinated Credit Note ($23.8 million) to equity and made an additional equity contribution of $10 million and (ii) BCI Poland contributed $18.5 million to BIP Poland, thereby reducing TINTA's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31 ,1996, the Company's Unreturned Capital in BIP Poland was $34.8 million.

        Outstanding amounts due pursuant to the Poland Subordinated Credit Note of $17.1 million were included in the Company's investment in BIP Poland at December 31, 1995. Prior to the December 31, 1996 conversion of the Poland Subordinated Credit Note to equity, interest income on such note was eliminated against the corresponding interest expense that was included in the Company's share of BIP Poland's net losses.

(g)     UII

        UII is a general partnership that was formed by TCI and United and Philips Communications B.V. ("UPC") to acquire TCI's interest in Tevel Israel International Communications Ltd. ("Tevel"), an Israeli multi-channel television company, and UPC's interests in Melita Cable TV Limited ("Melita"), a cable television system operator in the republic of Malta. In addition, UII has an ownership interest in Princes Holding Limited ("PHL") a multi-channel television concern in Ireland. The functional currency of Melita, Tevel and PHL are the applicable local currencies in Malta (lira), Israel (shekel) and Ireland (punt), respectively.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        At December 31, 1996, UII owned approximately 75.7%, 46.6% and 45.0% of Melita, Tevel and PHL, respectively. Through UII, the Company owned 43.8%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests.

(h)     ABN

        ABN produces and distributes business and financial news programming in certain markets located within the Asian region. The functional currency of ABN is the Singapore dollar ("S$"). At December 31, 1996 and 1995, the Company owned 49.25% of ABN's outstanding ordinary shares. The Company acquired 19.75% of it's interest in ABN during the third quarter of 1995 for aggregate cash consideration of S$5.2 million ($4.1 million at the applicable exchange rates). In connection therewith, the Company paid an additional S$5.3 million ($3.8 million at the applicable exchange rate) to acquire a pro rata share of the subordinated loans (as described below) previously made to ABN by such selling shareholders.

        The Company and ABN's other shareholders made subordinated loans (the "ABN Subordinated Loans") denominated in Singapore dollars to ABN in proportion to their respective ownership interests. Effective December 31, 1995, all amounts outstanding under such ABN Subordinated Loans were converted to equity.

(i)     DMX

        Prior to May 1996, the Company owned 49% of the outstanding stock of DMX Europe N.V. ("DMX Europe"). DMX owned the remaining 51% interest in DMX Europe. TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA, was formed to hold the Company's ownership interest in DMX Europe. In May 1996, TCI-E merged with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company exchanged all of its shares of TCI-E common stock for 10,841,624 shares or 18% of the then issued and outstanding DMX common stock. Including shares of DMX common stock owned by the Company, TCI owned approximately 45% of the issued and outstanding DMX common stock at December 31, 1996. In consideration of TCI's overall percentage interest in DMX, the Company accounts for DMX using the equity method. The Company's share of losses of DMX for the year ended December 31, 1996 exceeded the Company's carrying value of DMX. The Company recorded its share of losses for the year ended December 31, 1996 only to the extent of its carrying value of DMX as the Company has no obligation to provide any additional funding to DMX. At December 31, 1996, the market value of the Company's interest in DMX common stock was $11.2 million ($1.031 per share).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        On February 6, 1997, TCI, DMX and TCI Music, Inc. ("TCI Music"), a wholly-owned subsidiary of TCI, entered into an Agreement and Plan of Merger (the "TCI Music Merger Agreement"). Pursuant to the TCI Music Merger Agreement, DMX will become a wholly- owned subsidiary of TCI Music and each share of DMX common stock will be converted into the right to receive (i) one-half share of TCI Music Series A Common Stock and (ii) one right (a "Right") with respect to each whole share of TCI Music Series A Common Stock (the "Merger"). Each right will entitle the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $4.00 per share (the equivalent of $2.00 per share of DMX common stock) payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock, having an equivalent value, or a combination thereof, if during the one-year period beginning on the effective date of the Merger, the price of TCI Music Series A Common Stock does not equal or exceed $4.00 per share for a period of at least 20 consecutive trading days. If the transactions contemplated by the TCI Music Merger Agreement and the transactions contemplated by a related "Contribution Agreement" had occurred on December 31, 1996, TINTA would have owned 5,420,812 Rights and 5,420,812 shares of TCI Music Series A Common Stock, representing 3.5% of TCI Music's issued and outstanding common stock and less than 1% of the voting interests attributable to such issued and outstanding common stock. Subject to DMX shareholder and regulatory approvals and to certain other conditions, the transactions contemplated by the TCI Music Merger Agreement and the Contribution Agreement are expected to occur during the second or third quarter of 1997. However, no assurance can be given that such transactions will occur.

(j)     TeleWest Europe

        U S WEST Cable Europe, Inc. ("U S WEST Europe"), an indirect wholly-owned subsidiary of U S WEST, and the Company each owned 50% of TeleWest Europe. TeleWest Europe owned a 91.7% paid-in interest in United Communications International ("UCI"). UCI is a general partnership between TeleWest Europe and UPC.
                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        During the first quarter of 1996, the Company received a $4.1 million payment in satisfaction of the Company's receivable that had been included in the Company's negative investment in TeleWest Europe. Such payment has been included in "Other, net" in the accompanying consolidated statement of operations for the year ended December 31, 1996.

        During the first quarter of 1996, the Company and U S WEST Europe agreed to initiate a course of action designed to result in the liquidation and dissolution of TeleWest Europe. In light of the partners' agreement to pursue the liquidation and dissolution of TeleWest Europe, the Company, effective January 1, 1996 discontinued accounting for TeleWest Europe using the equity method, and began accounting for TeleWest Europe as an investment held for disposition.

        On September 27, 1996, TeleWest Europe sold to UPC its interest in UCI for an aggregate purchase price of $30 million. During the fourth quarter of 1996, the Company received a cash distribution of $2.6 million and recognized a gain of $13.0 million in connection with the dissolution of TeleWest Europe.


Other

Jupiter Programming Co., Ltd.

In February 1996, the Company and Sumitomo formed a joint venture to create Japan's first multi-channel programming company. The new company, Jupiter Programming Co., Ltd. ("JPC"), is owned equally (50/50) by the Company and Sumitomo. As of December 31, 1996, the Company has made contributions to JPC of Yen850 million ($7.8 million using the applicable exchange rate). Additionally, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of Yen444 million ($4.0 million using the applicable exchange rate) in connection with the above- described contribution of the Cable Soft Network.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



Summarized financial information of the Other Affiliates by geographic region for the periods in which they were owned by the Company are as follows (amounts in thousands):



                                                                     December 31, 1996
                                                    ----------------------------------------------------
                                                                                 Latin America
                                                     Asia and                      and The
                                                      Europe       Australia      Caribbean        Total
                                                      ------       ---------      ---------        -----
       Combined Financial Position
            Cash and receivables, net               $278,352         83,672         30,590        392,614
            Investments                               57,750         49,325         72,908        179,983
            Property and equipment, net              101,612        158,924         13,019        273,555
            Intangible and other assets, net         293,061        118,083          6,413        417,557
                                                    --------       --------        -------      ---------
                 Total assets                       $730,775        410,004        122,930      1,263,709
                                                    ========       ========        =======      =========

            Debt                                    $162,814        171,248         99,496        433,558
            Other liabilities                        200,069        107,653          7,807        315,529
            Owners' equity                           367,892        131,103         15,627        514,622
                                                    --------       --------        -------      ---------

                 Total liabilities and equity       $730,775        410,004        122,930      1,263,709
                                                    ========       ========        =======      =========



                                                                     December 31, 1995
                                                    ----------------------------------------------------
                                                                                 Latin America
                                                     Asia and                      and The
                                                      Europe       Australia      Caribbean        Total
                                                      ------       ---------      ---------        -----
       Combined Financial Position
              Cash and receivables, net              $211,257         22,692         17,495         251,444
              Investments                              49,278         37,398         63,461         150,137
              Property and equipment, net             200,132        126,109         14,672         340,913
              Intangible and other assets, net        134,624         30,365         34,735         199,724
                                                     --------        -------        -------         -------

                    Total assets                     $595,291        216,564        130,363         942,218
                                                     ========        =======        =======         =======


              Debt                                   $176,188         87,828        140,778         404,794
              Other liabilities                       146,482         78,643         17,297         242,422
              Owners' equity (deficit)                272,621         50,093        (27,712)        295,002
                                                     --------        -------        -------         -------

                     Total liabilities and equity    $595,291        216,564        130,363         942,218
                                                     ========        =======        =======         =======


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements


                                                                 Year ended December 31, 1996
                                                    ----------------------------------------------------
                                                                                 Latin America
                                                     Asia and                      and The
                                                      Europe       Australia      Caribbean        Total
                                                      ------       ---------      ---------        -----
            Combined Operations
            Revenue                               $ 418,874          165,925           24,262          609,061
            Operating, selling, general and
              administrative expenses              (437,048)        (190,836)         (16,882)        (644,766)
            Depreciation and amortization           (18,330)         (32,365)          (3,411)         (54,106)
                                                  ---------          -------          -------         --------

                   Operating income (loss)          (36,504)         (57,276)           3,969          (89,811)

            Interest expense, net                    (7,623)         (11,885)         (11,199)         (30,707)
            Other, net                               25,706              (86)         (31,866)          (6,246)
                                                  ---------          -------          -------         --------

                   Net loss                       $ (18,421)         (69,247)         (39,096)        (126,764)
                                                  =========          =======          =======         ========


                                                                 Year ended December 31, 1995
                                                    ----------------------------------------------------
                                                                                 Latin America
                                                     Asia and                      and The
                                                      Europe       Australia      Caribbean        Total
                                                      ------       ---------      ---------        -----
                 Combined Operations
                 -------------------

            Revenue                               $ 333,487           84,445           28,911          446,843
            Operating, selling, general and

              administrative expenses              (347,204)         (90,817)         (22,369)        (460,390)
            Depreciation and amortization           (19,851)         (26,861)          (3,617)         (50,329)
                                                  ---------          -------          -------         --------

                   Operating income (loss)          (33,568)         (33,233)           2,925          (63,876)

            Interest expense, net                   (20,966)          (9,065)         (11,148)         (41,179)
            Other, net                                  995           (1,672)          (4,426)          (5,103)
                                                  ---------          -------          -------         --------

                   Net loss                       $ (53,539)         (43,970)         (12,649)        (110,158)
                                                  =========          =======          =======         ========

                                                                 Year ended December 31, 1994
                                                    ----------------------------------------------------
                                                                                 Latin America
                                                     Asia and                      and The
                                                      Europe       Australia      Caribbean        Total
                                                      ------       ---------      ---------        -----
                 Combined Operations
                 -------------------

            Revenue                               $ 233,723           46,475           21,612          301,810
            Operating, selling, general and

              administrative expenses              (233,443)         (70,622)         (15,226)        (319,291)
            Depreciation and amortization           (35,269)          (3,521)          (6,759)         (45,549)
                                                  ---------          -------          -------         --------

                   Operating loss                   (34,989)         (27,668)            (373)         (63,030)

            Interest expense, net                   (15,971)          (4,909)          (3,939)         (24,819)
            Other, net                               (3,122)             (19)           5,874            2,733
                                                  ---------          -------          -------         --------

                   Net income (loss)              $ (54,082)         (32,596)           1,562          (85,116)
                                                  =========          =======          =======         ========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(9)      Other Investments

         The components of other investments are as follows (amounts in thousands):

                                                     December 31,
                                                     ------------
                                               1996                   1995
                                               ----                   ----
                 DTH Ventures (a)             $17,945                    --
                 TDL Securities (b)               --                  67,794
                 Other                          2,928                 16,045
                                              -------                 ------

                                              $20,873                 83,839
                                              =======                 ======


(a)     DTH Ventures

        On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1996, TINTA had contributed $17.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make cash contributions totaling $46.1 million over the next three years in connection with the DTH Ventures.

(b)     TDL Securities

        The TDL Securities were acquired by Flextech in connection with the U S WEST Subscription. Flextech's rights to require U S WEST (UK) to repurchase the TDL Securities under a put/call agreement were pledged as security for the Flextech Bank Facility. On July 8, 1996, US WEST
        (UK) purchased the TDL Securities at a price per share of L.128.39 ($219.87). See notes 5 and 10.

During 1996, holding losses on certain available-for-sale securities were determined to be other than temporary. Accordingly, the Company recognized a $6.6 million loss during 1996 with respect to such securities.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(10)     Debt

         The components of debt are as follows (amounts in thousands):

                                                                                         December 31,
                                                                                ---------------------------------
                                                                                    1996                1995
                                                                                ------------       --------------
                 TINTA:
                 -----
                   Debentures (a)                                               $     345,000                  --
                   Cablevision Notes(b)                                                13,013              65,066
                                                                                -------------      --------------
                                                                                      358,013              65,066
                                                                                -------------      --------------
                 Subsidiaries:
                 ------------
                   Flextech
                     Flextech Bank Facility(c)                                             --              67,794
                     Other                                                              1,000                  --
                                                                                -------------      --------------
                                                                                        1,000              67,794
                                                                                -------------      --------------
                   Cablevision
                     Bank loans(d)                                                    104,556              58,166
                     OCC Notes (e)                                                     46,418                  --
                     Other                                                              1,141               1,692
                                                                                -------------      --------------
                                                                                      152,115              59,858
                                                                                -------------      --------------


                                                                                $     511,128             192,718
                                                                                =============      ==============


(a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti- dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures may be redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). See note 13.

(b) The Cablevision Notes are secured by the Company's pledge of the stock representing its 51% interest in Cablevision. The Cablevision Notes bore interest at 10% until May 1, 1996, when interest began to accrue at a bank's prime rate plus 1% (9.25% at December 31, 1996). The Cablevision Notes are scheduled to be repaid in three equal monthly installments through March 31, 1997. See note 5.

(c) Flextech entered into the Flextech Bank Facility in connection with the U S WEST Subscription. Borrowings pursuant to the Flextech Bank Facility were secured by Flextech's rights under a put/call agreement, which, among other matters, provided that Flextech had the right to require U S WEST (UK) to repurchase the TDL Securities. On July 18, 1996, U S WEST (UK) purchased the TDL Securities. Flextech used the sales proceeds from such purchase to repay in full amounts borrowed under the Flextech Bank Facility. See notes 5 and 9. (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



  (d) Cablevision's bank debt, which is denominated in U.S. dollars, bears interest at fixed rates. Including value added tax, the weighted average interest rate of Cablevision's bank debt at December 31, 1996 was 7.81%.

  (e) In connection with the OCC Acquisition, Cablevision issued $46.4 million principal amount of secured negotiable promissory notes. The OCC Notes will be repaid in 21 consecutive equal monthly installments commencing on January 10, 1997 and will accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC. See note 5.

      The U.S. dollar equivalent of the annual maturities of the Company's debt for each of the next five years are as follows (amounts in thousands):

                         1997...........................              $145,735
                         1998...........................                20,393
                         1999...........................                    --
                         2000...........................                    --
                         2001...........................                    --

      With the exception of the Debentures, which had a fair value of $259.6 million at December 31, 1996, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at December 31, 1996.

(11)  Stockholders' Equity

      Common Stock

      The Series A Common Stock has one vote per share and the Series B Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



      Employee Benefit Plans

      Employees of TINTA are eligible to participate in TCI's Employee Stock Purchase Plan (the "TCI ESPP"). The TCI ESPP provides eligible employees an opportunity to invest in TCI and to create a retirement fund. Terms of the TCI ESPP provide for eligible employees to contribute up to 10% of their compensation to a trust for investment in TCI common stock. TCI, by annual resolution of the TCI Board of Directors, contributes up to 100% of the amount contributed by employees. TINTA's share of the contributions to the TCI ESPP was not material during the three years ended December 31, 1996, 1995 and 1994.

      Preferred Stock

      TINTA is authorized to issue 10,000,000 shares of Preferred Stock. The Preferred Stock may be issued from time to time as determined by the Board of Directors, without stockholder approval. Such Preferred Stock may be issued in such series and with such designations, preferences, conversion or other rights, voting powers, qualifications, limitations, or restrictions as shall be stated or expressed in a resolution or resolutions providing for the issue of such series adopted by the Board of Directors. The Board of Directors has not authorized the issuance of any shares of Preferred Stock and TINTA has no current plans for the issuance of any shares of Preferred Stock.

      Stock Options

      TINTA adopted a stock option plan for the Company's directors (the "Director Plan") on April 11, 1996. The Director Plan provides for grants to be made of options to purchase a maximum of 1,000,000 shares of Series A Common Stock. Under the Director Plan, each of the Company's five directors who were not employees of the Company or any subsidiary of the Company as of April 11, 1996 was granted an option to purchase 50,000 shares of Series A Common Stock at an exercise price of $16 per share. The options vest evenly over a five year period. Subsequent to the grant date, one of the directors waived his right to receive such option.

      TINTA has also adopted the Tele-Communications International, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan provides for awards to be made in respect of a maximum of 3,000,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights, restricted shares, units or any combination thereof.

      On December 13, 1995, stock options in tandem with stock appreciation rights to purchase 1,302,000 shares of Series A Common Stock at a purchase price of $16 per share were granted (the "December 1995 Grant") pursuant to the 1995 Plan. Of such grant, 1,252,000 options in tandem with stock appreciation rights were granted to employees of TINTA. Additionally, on December 13, 1995 TCI granted to one of its officers 50,000 options in tandem with stock appreciation rights to acquire Series A Common Stock owned by it. Such options vest evenly over five years with such vesting period beginning August 4, 1995, first became exercisable August 4, 1996 and expire on August 4, 2005.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



      On December 13, 1995, 40,000 restricted shares of Series A Common Stock were awarded to certain officers and directors of TINTA. Such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000.

      During the three year period ended December 31, 1996, certain key employees of TINTA held stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARS"). Estimates of the compensation expense relating to the December 1995 Grant and the TCI Options and SARS have been included in "Operating costs and expenses-General and administrative" in the accompanying statements of operations, but are subject to future adjustment based upon the market value of the underlying TINTA and TCI common stock, respectively and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARS resulted in increases to TINTA's share of TCI's stock compensation liability of $(1.8 million), $2.5 million and $(231,000) for the years ended December 31, 1996, 1995 and 1994, respectively. The estimated compensation adjustment with respect to the December 1995 Grant resulted in increases (decreases) to TINTA's stock compensation liability of $(1.4 million) and $1.5 million during the years ended December 31, 1996 and 1995, respectively. See note 13.

      Other

      At December 31, 1996, there were 1,592,000 shares of Series A Common Stock reserved for issuance pursuant to restricted stock awards and exercise privileges related to stock options. In addition, one share of Series A Common Stock is reserved for each share of outstanding Series B Common Stock. On February 9, 1996, TINTA issued the Debentures, which are convertible into 12,637,363 shares of Series A Common Stock. See notes 1 and 10.

(12)  Income Taxes

      TINTA and its 80%-or-more-owned domestic subsidiaries (the "TINTA Tax Group") are included in the consolidated federal and state income tax returns of TCI. The Company's income taxes include those items in the consolidated calculation applicable to the TINTA Tax Group ("intercompany tax allocation") and any income taxes of TINTA's consolidated foreign or domestic subsidiaries that are excluded from the consolidated federal and state income tax returns of TCI. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses. The payable arising from the intercompany tax allocation was recorded as an increase in equity through June 30, 1995. Beginning with the July 1, 1995 implementation of the tax sharing agreement among TINTA, TCI and certain other subsidiaries of TCI (the "Tax Sharing Agreement"), the intercompany tax allocation has been included as a component of "Due from TCI," as reflected in the accompanying consolidated balance sheets. See note 13.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



As described above, the Tax Sharing Agreement was implemented effective July 1, 1995. The Tax Sharing Agreement formalizes certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. The Tax Sharing Agreement encompasses U.S. federal, state, local and foreign tax consequences and relies upon the U.S. Internal Revenue Code of 1986 as amended, and any applicable state, local and foreign tax law and related regulations. Beginning on the July 1, 1995 effective date, TINTA is responsible to TCI for its share of current consolidated income tax liabilities. TCI is responsible to TINTA to the extent that the TINTA Tax Group's income tax attributes generated after the effective date are utilized by TCI to reduce its consolidated income tax liabilities. Accordingly, all tax attributes generated by TINTA Tax Group's operations after the effective date including, but not limited to, net operating losses, tax credits, deferred intercompany gains, and the tax bases of assets are inventoried and tracked for the entities comprising the TINTA Tax Group. In connection with the implementation of the Tax Sharing Agreement, TINTA recorded a decrease to its deferred income tax liability and an increase to its additional paid-in capital of $12.5 million. See note 13.

Income tax benefit (expense) attributable to the Company's pre-tax earnings
(loss) for the years ended December 31, 1996, 1995 and 1994 consists of (amounts in thousands):

                                                                      Current         Deferred           Total
                                                                      --------        --------        --------
December 31, 1996:
 Intercompany tax allocation                                          $ 10,187            --            10,187
 Federal                                                                  --            56,359          56,359
 State and local                                                          (783)             26            (757)
 Foreign                                                               (12,237)         (7,941)        (20,178)
                                                                      --------        --------        --------
                                                                      $ (2,833)         48,444          45,611
                                                                      ========        ========        ========

December 31, 1995:
 Intercompany tax allocation                                          $  8,462            --             8,462
 Federal                                                                  --           (16,391)        (16,391)
 State and local                                                          --               (34)            (34)
 Foreign                                                                (9,080)        (14,659)        (23,739)
                                                                      --------        --------        --------
                                                                      $   (618)        (31,084)        (31,702)
                                                                      ========        --------        ========

December 31, 1994:
 Intercompany tax allocation                                          $(42,067)           --           (42,067)
 Federal                                                                  --             8,613           8,613
 State and local                                                          --               920             920
 Foreign                                                                  --              --              --
                                                                      --------        --------        --------
                                                                      $(42,067)          9,533         (32,534)
                                                                      ========        ========        ========



                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



Income tax benefit (expense) attributable to the Company's pre-tax earnings
(loss) differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following (amounts in thousands):

                                                                      Years ended December 31,
                                                           -------------------------------------------------
                                                             1996                1995                1994
                                                           --------            --------            --------
Computed "expected" tax benefit
 (expense)                                                  $ 61,611             (21,610)            (23,177)
Effect of foreign tax rate differential on earnings of
 foreign subsidiary                                            1,051               4,516                --
Minority interest in earnings
 of consolidated subsidiaries                                   --                (4,264)               --
Increase in valuation allowance
 for deferred tax assets resulting
 from foreign tax loss carryforwards                         (12,575)             (7,935)             (5,197)
Adjustment to deferred tax assets and liabilities for
 enacted change in foreign income tax rate                      (952)               --                  --
Amortization not deductible for tax purposes                    (774)               (537)                (18)
Other, net                                                    (2,750)             (1,872)             (4,142)
                                                            --------            --------            --------
                                                            $ 45,611             (31,702)            (32,534)
                                                            ========            ========            ========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below (amounts in thousands):

                                                                                          December 31,
                                                                                    -----------------------
                                                                                      1996           1995
                                                                                    ---------      --------
                  Deferred tax assets:
                         Net operating loss carryforwards                           $  62,053         53,559
                         Less-valuation allowance                                     (51,311)       (42,154)
                         Investment tax credit carryforwards                              696            696
                         Less-valuation allowance                                        (410)          (410)
                   Investments in affiliates, due principally
                      to losses of affiliates recognized for
                      financial statement purposes in excess of
                      losses recognized for tax purposes                               49,150              6
                   Foreign currency translation adjustments included in equity but not recognized for income tax purposes
                                                                                         --            2,637
                   Future deductible amounts, principally
                      due to accruals not currently deductible                          1,370          2,862
                                                                                     --------       --------

                                  Net deferred tax assets                              61,548         17,196
                                                                                     --------       --------

                 Deferred tax liabilities:

                   Property and equipment, principally
                      due to differences in depreciation                              (32,768)       (23,237)
                   Franchise costs, not deductible for income tax purposes           (189,852)      (163,311)
                   Foreign currency translation adjustments included in equity but not recognized for income tax purposes
                                                                                      (13,328)          --

                   Unrecognized gain on sale of assets                                (14,128)       (12,812)
                   Other                                                               (5,220)        (3,962)
                                                                                     --------       --------

                            Total gross deferred tax liabilities                     (255,296)      (203,322)
                                                                                     --------       --------


                                  Net deferred tax liability                        $(193,748)      (186,126)
                                                                                    =========       ========



At December 31, 1996, the Company had federal net operating loss carryforwards for income tax purposes aggregating approximately $30.7 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        The Company has net operating loss carryforwards of approximately $130.1 million available in certain foreign tax jurisdictions. These foreign net operating loss carryforwards may be utilized to reduce taxable income in the applicable foreign tax jurisdictions indefinitely.

        In addition, the Company has net operating loss carryforwards of approximately $14.4 million available in the Puerto Rico tax jurisdiction. If unused, these net operating loss carryforwards expire at various dates over the next 7 years.

(13)     Related Party Transactions

        Prior to April 25, 1995 (when TINTA borrowed $155.2 million under the TCI Credit Facility to provide funding for the Cablevision Acquisition, as described in note 5), the effects of transactions between the Company and TCI were reflected in equity. From April 25, 1995 through the July 18, 1995 closing date of the IPO (see note 1), (i) cash advances from TCI that were used to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates were accounted for as adjustments of the outstanding borrowings under the TCI Credit Facility and (ii) the net effect of all remaining transactions between the Company and TCI were accounted for as a capital contribution from TCI. Following the July 18, 1995 IPO, the effects of all transactions between the Company and TCI have been reflected as intercompany payables or receivables to be settled (i) in the case of certain non-cash income tax and stock compensation allocations (the "Non-Cash Intercompany Account"), at some future date (as described below), (ii) in the case of amounts outstanding pursuant to the TCI Note Receivable (see note 10), as mutually agreed from time to time by TCI and TINTA, (iii) in the case of a note payable (the "TCIC Note Payable") to TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, in accordance with the applicable repayment terms as described below, and (iv) in the case of all other intercompany transactions, within thirty days following notification (the "Cash Intercompany Account"). Any amounts within the Cash Intercompany Account that remain outstanding after such thirty-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TCI Credit Facility. The components of "Due from (to) TCI" are as follows (amounts in thousands):

                                                                        December 31,
                                                                -----------------------------
                                                                    1996            1995
                                                                ------------     ------------
         TCI Note Receivable (a)                                $    176,501               --
         TCIC Note Payable (b)                                       (23,262)              --
         TCI Credit Facility (c)                                           --              --
         Non-Cash Intercompany Account (d)                            14,955            2,990
         Cash Intercompany Account                                    (8,053)          (2,618)
                                                                ------------     ------------
                                                                $    160,141              372
                                                                ============     ============

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.25% at December 31, 1996). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the year ended December 31, 1996, interest income related to the TCI Note Receivable aggregated $14.0 million.

(b) During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a L.14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note. The TCIC Note Payable bears interest at 7% compounded semi-annually. During the year ended December 31, 1996, the U.S. dollar equivalent of interest expense incurred with respect to the TCIC Note Payable was $658,000. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of L.998,000 ($1.7 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of (i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the year ended December 31, 1996, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.4 million.

(c) The TCI Credit Facility is a subordinated unsecured revolving credit facility that provides for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. From the April 25, 1995 closing date of the Cablevision Acquisition through the July 18, 1995 closing date of the IPO, TINTA used borrowings pursuant to the TCI Credit Facility to provide a portion of the funding for the Cablevision Acquisition and to fund the Company's existing contractual commitments to make capital contributions and loans to its affiliates. Subsequent to TINTA's July 18, 1995 receipt of the IPO proceeds, TINTA used $184.6 million of such cash proceeds to repay the principal and interest owed to TCI at July 18, 1995 pursuant to the TCI Credit Facility. See notes 1 and 5.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        Borrowings under the TCI Credit Facility, together with all accrued interest thereon, will be payable in full on April 25, 2000. Prior to April 25, 2000, borrowings repaid by TINTA under the TCI Credit Facility will be available for reborrowing, subject to certain conditions to borrowing. Borrowings under the TCI Credit Facility bear interest at 13% per annum. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice. Upon the closing of the IPO, the Company paid a $2 million commitment fee to TCI. Additionally, the TCI Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $750,000 and $279,000 during the years ended December 31, 1996 and 1995, respectively.

(d) At December 31, 1996, the Non-Cash Intercompany Account was comprised of $135,000 due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $15.1 million due from TCI with respect to the allocation of current intercompany income tax benefits pursuant to the Tax Sharing Agreement (the "TCI Tax Receivable"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. See note 12. As described in note 11, changes in the TCI Compensation Liability have been included in "Operating costs and expenses - General and administrative" in the accompanying statements of operations.

Other Related Party Transactions

TCI allocates its corporate expenses to its business units based upon estimated cost of general and administrative services provided to the respective divisions. The amounts allocated to the Company for the years ended December 31, 1996, 1995 and 1994 aggregated $2.9 million, $1.9 million and $8.4 million, respectively. Following the completion of the IPO, such allocations were made pursuant to a services agreement between TCI and TINTA.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



The Consolidated Puerto Rico Entities purchase programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Consolidated Puerto Rico Entities, aggregated $4.3 million, $3.4 million and $2.6 million during the years ended December 31, 1996, 1995 and 1994, respectively. Through December 31, 1995, the Consolidated Puerto Rico Entities also had management arrangements with certain subsidiaries of TCI whereby such subsidiaries' management provided administrative services. As compensation for these services, the Consolidated Puerto Rico Entities paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $680,000 and $676,000 during the years ended December 31, 1995 and 1994, respectively. The above-described programming and management fee charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, such charges aggregated $13.0 million and $9.4 million, respectively. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $3.9 million and $2.9 million during the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, respectively. Cablevision also has a management arrangement with TINTA and Cablevision's 49%-minority-interest-owner, whereby Cablevision pays a dividend of 1% of revenue to TINTA and Cablevision's 49%-minority-interest-owner for management services provided to Cablevision. During the year ended December 31, 1996, dividends paid to TINTA and the 49%-minority-interest-owner for such management fees aggregated $966,000 and $929,000, respectively. TINTA's dividend for such management fee has been eliminated in consolidation. The 49%-minority-interest-owner's dividend for such management fee is included in "Other, net" in the accompanying statements of operations.

As further described in notes 8 and 14, certain subsidiaries of TCI have provided guarantees and other credit enhancements on the Company's behalf. In this respect, the Company has entered into an indemnification agreement with TCI whereby the Company will indemnify TCI for any loss, claim or liability that TCI may incur by reason of certain guarantees and credit enhancements made by TCI on the Company's behalf.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(14)     Commitments and Contingencies

        Prior to the IPO, the Company relied upon capital contributions from TCI and, to a lesser extent, borrowing availability under the TCIC Credit Facility (see note 13), in order to meet most of its liquidity requirements. Following the IPO, TCI has not and, it is anticipated, will not make further capital contributions to the Company in the future. Notwithstanding the cash proceeds received by the Company in connection with the IPO and the sale of the Debentures, the Company believes that it will continue to be dependent upon financing from TCI and/or external sources in order to meet its liquidity requirements. There is no assurance that any such sources of financing will be available on terms acceptable to the Company.

        The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $58 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150.0 million. If the Company's net worth (as defined) were to fall below $150.0 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

        For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see note 8.

        Certain of the agreements underlying the Flextech Transactions and the IFE Acquisitions require the Company to repurchase an aggregate of 10,467,090 Flextech Non-Preference Shares at fair value (or in the case of the IFE Consideration Shares, at the greater of fair value or L.3.64 ($6.23) per share) if such shares have not become convertible into Flextech Ordinary Shares by June 1, 1997. In connection with the closing of the BBC Joint Ventures and certain related transactions, such Flextech Non-Preference Shares are to be converted into Flextech Ordinary Shares, thereby eliminating TINTA's put obligations with respect to such shares, insofar as such obligations realate to the convertibility of such shares. See notes 5 and 17.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company (ii) Crown's and U S WEST (UK)'s interest in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech securities acquired by IFE pursuant to the IFE Acquisitions exceeds 75% of Flextech's issued and outstanding share capital, or (y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from Crown, U S WEST (UK), and IFE any Flextech Ordinary Shares or Flextech Non-Preference Shares held by them and which were originally acquired pursuant to the Hallmark Subscription, the U S WEST Subscription, or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares or Flextech Non-Preference Shares during the preceding 12 month period. In the event the Company is required to purchase any Flextech Non-Preference Shares or Flextech Ordinary Shares, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

        In light of certain change of control provisions contained in the articles of association of UKGL and UKLL, TCI has agreed to maintain an indirect voting interest of at least 50.01% in a wholly-owned subsidiary of Flextech so long as Flextech continues to hold its ownership interests in UKGL and UKLL. Under Flextech's Articles of Association, if TINTA becomes obligated to purchase any of the Flextech Non-Preference Shares (as described above) and fails to complete such purchase within 12 months from the date such purchase is required to be completed, such Flextech Non-Preference Shares shall become convertible into Flextech Ordinary Shares whether or not the Company ceases to own at least 50.01% of the voting interest attributable to Flextech's then outstanding ordinary share capital. See note 17.

        The Company leases business offices, has entered into pole rental and transponder lease agreements, and uses certain equipment under lease arrangements. Rental costs under such arrangements amounted to $22.4 million, $17.5 million and $15.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

        A summary of future minimum lease payments under noncancellable operating leases as of December 31, 1996 follows (amounts in thousands):

                 Years ending December 31:
                   1997                                 $25,483
                   1998                                  20,133
                   1999                                  15,136
                   2000                                   5,737
                   2001                                   3,704

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



It is expected that in the normal course of business, leases that expire generally will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will not be less than the amount shown for 1996. Most of the Company's operating lease commitments relate to Flextech's transponder lease agreements that require payment in European Currency Units.

Flextech has commitments to acquire distribution and exhibition rights for a variety of programming under license agreements with Hallmark Entertainment Inc. ("Hallmark Entertainment"). The rights are limited to the United Kingdom and certain other European markets and have a term for a period of ten years once the license period commences. Through December 31, 1996, programming with an aggregate contractual value of L.19.8 million ($33.9 million) had been delivered to Flextech under such agreements. It is estimated that Flextech's remaining commitments to acquire programming will be L.10.5 million ($18.0 million). Hallmark Entertainment has provided Flextech a guarantee that it will recover at least L.14.6 million ($25.0 million) from the exploitation of such rights. Flextech also agreed to purchase certain programming from STV during the next two years. Flextech's aggregate remaining obligations at December 31, 1996 under such STV programming agreements were expected to range from L.1.4 million ($2.4 million) to L.6.5 million ($11.1 million).

In connection with Flextech's August 1995 acquisition of a 33.3% ownership interest in Preview, Flextech entered into a shareholders' agreement with Infinity, pursuant to which Flextech and Infinity assumed certain Call Options and Put Options. See note 8.

In 1996, Flextech implemented a long-term incentive plan which operates in a form similar to stock appreciation rights. Only certain key executives of Flextech participate in this plan. During the year ended December 31, 1996, Flextech recorded compensation expense of L.2.1 million ($3.2 million using the applicable exchange rate) with respect to the long-term incentive plan.

Flextech has granted to certain employees under its 1992 and 1995 stock option schemes, options to purchase approximately (i) 535,000 Flextech Ordinary Shares at a per share price of L.3.24 ($5.55), (ii) 445,000 Flextech Ordinary Shares at a price per share of L.5.03 ($8.61), (iii) 150,000 Flextech Ordinary Shares at a per share price of L.3.775 ($6.46) and (iv) 15,000 Flextech Ordinary Shares at a price per share of L.5.06 ($8.66) (the "Flextech Milestone Options"). The Flextech Milestone Options are exercisable during various periods from 1997 to 2006, only if certain performance conditions are satisfied. During the year ended December 31, 1996, Flextech incurred compensation expense with respect to the Flextech Milestone Options of L.1.2 million ($1.9 million using the applicable exchange rate).

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



In July 1995, Flextech shareholders approved the adoption of a sharesave scheme (the "Sharesave Scheme") that, under certain circumstances, could cause Flextech to record compensation expense. At December 31, 1996, approximately 200,000 Flextech Ordinary Shares had been granted to employees under the Sharesave Scheme. Compensation expense with respect to the Sharesave Scheme was not material for the years ended December 31, 1996 and 1995.

Flextech's programming and transponder lease commitments, and its contingent obligations with respect to Preview, stock compensation and other matters will not be included in the Company's disclosure of its consolidated commitments and contingencies upon the January 1, 1997 deconsolidation of Flextech. See notes 1 and 17.

As described in note 17, the Company will have significant contingent obligations with respect to certain credit enhancements that will be provided by the Company upon the closing of the BBC Joint Ventures and related transactions.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(15)     Segment Data

        The Company is engaged in the cable and programming businesses in various foreign countries. Selected information regarding the Company's activities in the cable and programming businesses and its activities in various geographic regions are set forth in the following tables. In all cases, the identifiable assets of the industry or geographic segment include the carrying value of the Company's equity method investees (amounts in thousands).

                                                               Industry Segments
                                                         -----------------------------
                                                             Cable          Programming      Corporate     Total
                                                         -------------      -----------      ---------     -----
                 Year ended December 31, 1996:
                 -----------------------------
                 Revenue                                 $     220,163          94,397              --        314,560
                                                         =============    ============      ==========     ==========

                 Operating income (loss)                 $      36,831         (49,559)        (10,629)       (23,357)
                                                         =============    ============      ==========     ==========

                 Depreciation and amortization           $      49,459           9,288              --         58,747
                                                         =============    ============      ==========     ==========

                 Capital expenditures, including
                    acquisitions                         $      91,487          25,975              --        117,462
                                                         =============    ============      ==========     ==========

                 Identifiable assets                     $   1,458,119         515,913          15,269      1,989,301
                                                         =============    ============      ==========     ==========


                 Year ended December 31, 1995:
                 -----------------------------

                 Revenue                                 $     142,494          48,039              --        190,533
                                                         =============    ============      ==========     ==========

                 Operating income (loss)                 $      20,744         (18,968)        (12,991)       (11,215)
                                                         =============    ============      ==========     ==========

                 Depreciation and amortization           $      31,390           4,970              --         36,360
                                                         =============    ============      ==========     ==========

                 Capital expenditures, including
                    acquisitions                         $     222,514           5,709              --        228,223
                                                         =============    ============      ==========     ==========

                 Identifiable assets                     $   1,276,756         540,590          46,065      1,863,411
                                                         =============    ============      ==========     ==========


                 Year ended December 31, 1994:
                 -----------------------------

                 Revenue                                 $      19,033          24,949              --         43,982
                                                         =============    ============      ==========     ==========

                 Operating loss                          $      (2,382)        (16,256)         (8,166)       (26,804)
                                                         =============    ============      ==========     ==========

                 Depreciation and amortization           $       6,645           1,945              --          8,590
                                                         =============    ============      ==========     ==========

                 Capital expenditures, including
                    acquisitions                         $       5,115           2,905              --          8,020
                                                         =============    ============      ==========     ==========

                 Identifiable assets                     $     610,740         159,735           2,764        773,239
                                                         =============    ============      ==========     ==========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



                                                                  Geographic Segments
                                                     -----------------------------------------
                                                         Latin
                                                        America                        Asia,
                                                          and                        Australia
                                                          The                         and New
                                                       Caribbean        Europe        Zealand      Corporate         Total
                                                       ---------        ------        -------      ---------         -----
                 Year ended December 31, 1996:
                 -----------------------------

                 Revenue                             $     215,543         99,017           --              --          314,560
                                                     =============   ============   ==========   =============  ===============

                 Operating income (loss)             $      32,963       (45,691)           --        (10,629)         (23,357)
                                                     =============   ============   ==========   ============   ==============

                 Depreciation and amortization       $      48,336         10,411           --              --           58,747
                                                     =============   ============   ==========   =============  ===============

                 Capital expenditures, including
                    acquisitions                     $      91,487         25,975           --              --          117,462
                                                     =============   ============   ==========   =============  ===============

                 Identifiable assets                 $     915,776        994,834       63,422          15,269        1,989,301
                                                     =============   ============   ==========   =============  ===============

                 Year ended December 31, 1995:
                 -----------------------------

                 Revenue                             $     141,129         49,404           --              --          190,533
                                                     =============   ============   ==========   =============  ===============

                 Operating income (loss)             $      23,678       (21,902)           --        (12,991)         (11,215)
                                                     =============   ===========    ==========   ============   ==============

                 Depreciation and amortization       $      31,390          4,970           --              --           36,360
                                                     =============   ============   ==========   =============  ===============

                 Capital expenditures, including
                    acquisitions                     $     199,492         28,731           --              --          228,223
                                                     =============   ============   ==========   =============  ===============

                 Identifiable assets                 $     720,695      1,058,061       35,417          49,238        1,863,411
                                                     =============   ============   ==========   =============  ===============

                 Year ended December 31, 1994:
                 -----------------------------

                 Revenue                             $      18,251         25,731           --              --           43,982
                                                     =============   ============   ==========   =============  ===============

                 Operating loss                      $       (116)       (18,522)           --         (8,166)         (26,804)
                                                     ============    ===========    ==========   ============   ==============

                 Depreciation and amortization       $       6,064          2,526           --              --            8,590
                                                     =============   ============   ==========   =============  ===============

                 Capital expenditures, including
                    acquisitions                     $       3,726          4,294           --              --            8,020
                                                     =============   ============   ==========   =============  ===============

                 Identifiable assets                 $     132,208        627,785       10,482           2,764          773,239
                                                     =============   ============   ==========   =============  ===============


During the year ended December 31, 1996, 1995 and 1994, the Company derived 30%, 36% and 37%, respectively of its programming revenue and 9%, 9% and 21%, respectively of its total revenue from one customer.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(16)     Quarterly Financial Information (Unaudited)

                                              1st             2nd             3rd             4th
1996:                                       Quarter         Quarter         Quarter         Quarter
-----                                       -------         -------         -------         -------
Revenue                                    $ 62,624          74,010          83,239          94,687
                                           ========          ======          ======          ======

Operating income (loss)                    $  4,696         (10,408)         (3,734)        (13,911)
                                           ========         =======         =======          ======

Net loss                                   $(26,411)        (44,177)        (31,269)        (28,563)
                                           ========         =======         =======          ======

Historical net loss per common share       $   (.22)           (.37)           (.26)           (.25)
                                           ========         =======         =======          ======
1995:
-----

Revenue                                    $ 15,217          45,792          62,085          67,439
                                           ========          ======          ======          ======

Operating loss                             $ (5,604)         (1,120)           (307)         (4,184)
                                           ========          ======            ====          ======

Net earnings (loss)                        $(14,764)        (31,544)        (18,257)         94,606
                                           ========         =======         =======          ======

Pro forma net earnings
   (loss) per common share                 $   (.15)           (.32)           (.16)            .80
                                           ========         =======         =======          ======

        The net earnings during the fourth quarter of 1995 are attributable to non-operating gains recognized in connection with the IVS Subsidiary Sale and the SBCC Transaction. See notes 6 and 7.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



(17)     Subsequent Events (Unaudited)

        Caguas Acquisition

        On January 10, 1997, the Company signed an agreement to pay cash consideration of approximately $12.7 million, and to assume certain indebtedness, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own (the "Caguas Acquisition"). At December 31, 1996, the indebtedness to be assumed had a principal balance of $32.1 million. The Puerto Rico Subsidiary is negotiating to obtain $100 million in bank financing, a portion of which would be used to fund the cash portion of the purchase price and to refinance the indebtedness to be assumed. Subject to certain closing conditions, the Caguas Acquisition is expected to close in April 1997. No assurances can be given that the transaction will be consummated or that the bank financing will be obtained.

        Stock Repurchase Program

        On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. As of March 13, 1997, the Company had repurchased 220,000 shares under such program for an aggregate purchase price of $3.2 million.

        Cablevision Minority Interest Purchase

        On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding (the "MOU") that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90% (the "Cablevision Minority Interest Purchase"). The MOU contemplates execution of definitive agreements on March 31, 1997 and closing within 120 days thereafter. It also provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. No assurance can be given that the parties will reach agreement on the terms of such agreements, or that the Cablevision Minority Interest Purchase will be consummated. Additionally, the purchase price contemplated by the MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        BBC Joint Ventures

        On March 17, 1997, Flextech announced that it had reached agreements with (i) BBC Worldwide Limited ("BBC Worldwide") to form the two BBC Joint Ventures and (ii) the other shareholders of UKLL and UKGL to acquire all of the share capital in those two companies not already owned by Flextech and the Company. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide will each have a 50% interest in this venture. The Principal Joint Venture has committed to the launch of at least 4 new theme channels by September 30, 1998. The other joint venture (the "Second Joint Venture") will acquire 65% of the share capital of UKGL (following Flextech's acquisition of the UKGL share capital as mentioned above), with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide will have a 50% interest in that venture. The creation of the BBC Joint Ventures is subject to a number of conditions, including approval of various resolutions by the shareholders of Flextech at an extraordinary general meeting to be held on April 15, 1997, and approval by the UK Department of National Heritage. No assurances can be given that such approvals will be obtained.

        Flextech is also reviewing a possible investment in European Channel Management and European Channel Broadcast, which market and own distribution rights to the British Broadcasting Corporation's theme channels, BBC World and BBC Prime. Pending the making of such investment, Flextech will loan these two companies L.5 million ($9 million) on an interest free basis for four months. If no investment is made by Flextech by the end of such four month period, then the loan will begin to bear interest at 2% over LIBOR, compounded quarterly.

        As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($17 million). To support its funding obligations, Flextech has obtained a revolving credit facility with current borrowing availability of up to L.50 million ($86 million), and with a term of up to 5 years, from a syndicate of banks (the "Flextech Revolving Credit Facility"). Flextech is currently negotiating to increase the borrowing availability under the Flextech Revolving Credit Facility to L.85 million ($146 million)

        Flextech will acquire the share capital of UKGL and UKLL not already owned by it and the Company through the issuance of new Flextech Ordinary Shares. Flextech will acquire the 75% of UKGL (and L.12.5 million ($21.4 million) of loan stock) and the 68.75% of UKLL (and
        L.13.7 million ($23.5 million) of loan stock) that it does not already own through the issuance of 34,954,713 new Flextech Ordinary Shares. One of the current shareholders of UKLL will retain L.5.2 million ($8.9 million) of loan stock, which is to be repaid in two equal installments on December 31, 1997 and 1998. Immediately following the issuance of the new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, the Company's voting power will fall below 50%. To increase the Company's voting power to 50%, the Company will receive a special voting share, which will permit the Company to cast 50% of all votes attributable to the outstanding share capital of Flextech (the "Special Voting Share"). The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or
        (ii) any transfer of Flextech shares by the Company outside a specified affiliated group.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
                                  (See note 1)

                         Notes to Financial Statements



        Flextech's outstanding Flextech Non-Preference Shares had been issued in connection with previous acquisition transactions by Flextech due to the Company's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares will be eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares will be converted into Flextech Ordinary Shares. Immediately following such conversion, and the issuance of additional Flextech Ordinary Shares in connection with the UKGL and UKLL transactions described above, (i) the Company's interest in the equity share capital of Flextech will decline from 46.5% to 36.1% (ii) the Company's voting interest will be 50%, and (iii) the Company's put obligations with respect to 10,467,090 Flextech Non-Preference Shares will be eliminated, insofar as such obligations are based on the convertibility of such shares.

        If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). Flextech's funding obligations to the Principal Joint Venture consist of (i) the purchase of L.22 million ($38 million) of ordinary shares in the Principal Joint Venture, (ii) a primary credit facility of L.88 million ($151 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($51 million). Borrowings under the primary and standby credit facility would be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR, which interest would be capitalized quarterly.

        If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may, reacquire its interest in the Principal Joint Venture for L.1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

                                   PART III.

         Tele-Communications International, Inc. ("TINTA") is a majority-owned subsidiary of Tele-Communications, Inc ("TCI"). During the fourth quarter of 1994 and the first quarter of 1995, TCI contributed its indirect ownership interests in substantially all of its international cable and telephony assets and certain of its international programming assets to TINTA (the "Contributions"). For purposes of the following discussion, except to the extent the context otherwise requires, the term the "Company" refers to (i) such contributed ownership interests before the date of the Contributions and
(ii) TINTA and its direct and indirect subsidiaries and affiliates on and after the date that the Contributions were completed.

Item 10.         Directors and Executive Officers of the Registrant

         The following lists the directors and executive officers of TINTA, their birthdates and a description of their business experience and positions held with TINTA as of March 1, 1997.


                Name                                                 Position
                -----                                                --------
John C. Malone                          Has served  as Chairman  of the  Board and  as a  director of  TINTA
Born March 7, 1941                      since  May 1995. Dr. Malone has served as  a Chief Executive Officer of TCI  since January  1994, and  as Chairman  of the  Board of  TCI
                                        since  November 1996.   Dr. Malone  served as President  of TCI from
                                        January 1994  to  March 1997,  as  Chief  Executive Officer  of  TCI
                                        Communications, Inc., a  subsidiary of TCI  ("TCIC") from March 1992
                                        to October  1994 and  as President  of TCIC  from 1973  to   October
                                        1994.   Dr. Malone  is also  a director  of TCI,  TCIC, TCI  Pacific
                                        Communications, Inc., BET Holdings, Inc., The  Bank of New York  and
                                        TCI Satellite Entertainment, Inc.

Fred A. Vierra                          Has served as  Chief Executive Officer  and as  a director of  TINTA
Born November 9, 1931                   since October 1994 and as Vice Chairman  of the Board of TINTA since
                                        May  1995. From  October 1994  to  May 1995,  Mr. Vierra  served  as
                                        Chairman of  the Board  of TINTA.  Mr. Vierra  served from  December
                                        1991 to October  1994 as Executive  Vice President of TCIC,  and has
                                        served as  Executive Vice President of  TCI since  January 1994. Mr.
                                        Vierra is  a director  of Telewest  Communications plc  ("Telewest")
                                        and Flextech plc ("Flextech").

Adam N. Singer                          Has served as President and Chief  Operating Officer of TINTA  since
Born January 19, 1952                   October 1994 and  as a director of TINTA since May 1995. Previously,
                                        from   June   1992   to   October  1994,   Mr.   Singer   was   Vice
                                        President-International of TCIC. Mr. Singer was President  and Chief
                                        Executive  Officer  of Flextech Television Limited ("FTV") (formerly
                                        United  Artists Entertainment (Programming) Limited)  from September
                                        1988 to June 1992. Mr. Singer is a director of Telewest and Flextech.




                                    III-1

                Name                                                 Position
                -----                                                --------
Tomiichi Akiyama                        Has served as a director of TINTA since August 1995. Mr. Akiyama has
Born December 17, 1929                  served  as  Senior   Corporate  Advisor   of  Sumitomo   Corporation
                                        ("Sumitomo") from February 1997 to present.   Mr. Akiyama served  as
                                        Chairman  of the Board of  Sumitomo from June  1996 to February 1997 and as President of Sumitomo from June 1990 to February 1997.

Paul A. Gould                           Has served  as  a  director  of TINTA  since  July  1995, and  as  a
Born September 27, 1945                 director of  TCI since December 1996.  Mr. Gould has been a Managing
                                        Director  and  an  Executive  Vice  President  of  Allen  &  Company
                                        Incorporated  for  more  than the  last  five  years. He  is  also a
                                        director  of   National  Patent   Development  Corporation,   Choice
                                        International and United Video Satellite Group Inc.

Jerome H. Kern                          Has  served as  a director  of TINTA  since May  1995. Mr.  Kern  is
Born June 1, 1937                       special counsel of the law firm of  Baker & Botts, L.L.P. since July
                                        1996;  and was  a senior  partner with  Baker  & Botts,  L.L.P. from
                                        September 1992  to June 1996.  From January 1992  to September 1992,
                                        Mr. Kern was senior partner with the  Law Offices of Jerome H. Kern.
                                        Mr. Kern has served as a director of TCI since June 1994.

Pierre Lescure                          Has served as a director of TINTA since  July 1995. Mr. Lescure  has
Born February 7, 1945                   served  as Chief Executive Officer of Canal +  S.A. and Chairman and
                                        Chief Executive Officer of Le Studio Canal + since 1986.


Miranda Curtis                          Has  served as  Executive  Vice President  of TINTA  since September
Born November 26, 1955                  1996.  Ms. Curtis served as Senior  Vice President of TINTA from May
                                        1995 to  August 1996.   From  October 1994  to May 1995,  Ms. Curtis
                                        served as a Vice President of TINTA. From May 1992 to  October 1994,
                                        Ms.  Curtis  was  Director  of  International  Development   in  the
                                        international division of  TCI (and its predecessor company) and was principally responsible for  that division's activities in Asia  and the  UK. From September 1989 through May 1992,  Ms. Curtis served as
                                        Director of Development and Marketing for a predecessor of  Telewest and then as Business Development Manager of FTV.

Wayne Gowen                             Has served  as Senior Vice President  of TINTA  since February 1996.
Born October 21, 1946                   Mr.  Gowen   served  as  Managing  Director,  TeleCommunications  of
                                        Comcast Europe  from  October 1993  to  January  1996, and  as  Vice
                                        President of  Corporate Development of U  S WEST,  Inc. from January
                                        1992  through September  1993.  Form  October 1989  to January 1992,
                                        Mr.  Gowen   served  as  Managing  Director   of  U   S  WEST  Cable
                                        Communications in the United Kingdom.





                                     III-2

                Name                                                 Position
                -----                                                --------
Graham Hollis                           Has  served as  Executive Vice  President of  TINTA  since September
Born January 9, 1952                    1996 and as  Chief Financial Officer of  TINTA since May 1995.   Mr.
                                        Hollis served as a Vice President of TINTA  from May 1995 to  August
                                        1996.  From July 1994  to May 1995, Mr. Hollis  was the Director  of
                                        Finance of the Company. From January 1994  to July 1994, Mr.  Hollis
                                        was Vice President-Finance  of DTC Management, LLC, a subsidiary  of
                                        The  Peninsula and  Oriental Steam  Navigation Company,  an  English
                                        company.   Prior  to his  position  with  DTC Management,  LLC,  Mr.
                                        Hollis served as the Director of Accounting for TCD North, Inc.

Gregory B. Armstrong                    Has served as Senior Vice President  of TINTA since September  1996.
Born September 27, 1946                 Mr. Armstrong served as a Vice President of  TINTA from May 1995  to
                                        August  1996, having  previously  been  an employee  of the  Company
                                        since  August,  1994.    Mr.  Armstrong   was  President  of   Cable
                                        Management Group, Inc. from 1988 to 1994.

Stephen M. Brett                        Has served as Vice President and Secretary of  TINTA since May 1995.
Born September 20, 1940                 Mr.  Brett  has  served  as  Executive  Vice  President  and General
                                        Counsel,  and Secretary of TCI since January 1994 and as Senior Vice
                                        President and General Counsel of TCIC since December 1991.

Richard L. Rexroat, Jr.                 Has  served as  Vice President  of  Engineering  of TINTA  since May
Born October 5, 1945                    1995. From  February 1993 to  May 1995, Mr.  Rexroat served as  Vice
                                        President of  TCI responsible  for its  technical cable  operations.
                                        Prior  to February  1993, Mr. Rexroat  served at  different times as
                                        Director of  Engineering, Director  of Fiber  Optic Engineering  and
                                        Operations Engineer for TCIC.


         TINTA's Restated Certificate of Incorporation provides for a Board of Directors of not less than three members, with the exact number of directors to be fixed by resolution of the Board. The Board of Directors currently consists of seven members. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose term expire at the 1997 annual stockholders' meeting, include Messrs. Vierra and Lescure. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, include Dr. Malone and Mr. Gould. The Class III directors, whose term expire at the 1999 annual stockholders' meeting, include Messrs. Akiyama, Singer and Kern. Each director elected at an annual stockholders meeting will serve for a term ending on the date of the third annual stockholders' meeting after his election or until his earlier death, resignation or removal.





                                     III-3

Other

         There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

         During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity, except as noted above.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TINTA's officers and directors, and persons who own more than ten percent of a registered class of TINTA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish TINTA with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such Forms 3, 4 and 5 and amendments thereto furnished to TINTA with respect to its most recent fiscal year, or written representations that no Forms 5 were required, TINTA believes that, during the year ended December 31, 1996, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements.


Item 11.         Executive Compensation

         (a) Summary Compensation Table. The following table shows, for the three years ended December 31, 1996, all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TINTA, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1996.

         On December 4, 1996, the Company distributed (the "Distribution") to the holders of shares of Tele-Communications, Inc. Series A TCI Group Common Stock ("Series A TCI Group Common Stock") and Tele-Communications, Inc. Series B TCI Group Common Stock ("Series B TCI Group Common Stock" and together with the Series A TCI Group Common Stock, the "TCI Group Common Stock") all of the issued and outstanding common stock of TCI Satellite Entertainment, Inc. ("Satellite"), a wholly-owned subsidiary of TCI prior to the Distribution. Certain directors, officers and employees of TCI and its subsidiaries have been granted options to purchase shares of Series A TCI Group Common Stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group Common Stock ("TCI SARs"). The TCI Options and TCI SARs have been granted pursuant to various stock plans of TCI (the "TCI Plans"). The TCI Plans give the Board of Directors of TCI (the "TCI Board") the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain transactions, of which the Distribution of Satellite was one.





                                     III-4

The TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase TCI Satellite Entertainment, Inc. Series A Common Stock ("SATCo Option"), exercisable for the number of shares of TCI Satellite Entertainment, Inc. Series A common stock ("SATCo Series A Common Stock") that would have been issued in the Distribution in respect of the shares of Series A TCI Group Common Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the record date of the Distribution, and containing substantially equivalent terms as the existing TCI Option, and (ii) an option to purchase Series A TCI Group Common Stock (a "Series A TCI Group Option"), exercisable for the same number of shares of Series A TCI Group Common Stock as the corresponding TCI Option had been. The aggregate exercise price of each TCI Option was allocated between the SATCo Option and the Series A TCI Group Option into which it was divided, and all other terms, including date of grant, of the SATCo Option and Series A TCI Group Option are in all material respects the same as the terms of such TCI Option. Similar adjustments were made to the outstanding TCI SARs, resulting in the holders thereof holding stock appreciation rights ("SARs") with respect to Series A TCI Group Common Stock and SATCo Series A Common Stock instead of TCI SARs, and to outstanding restricted stock awards, resulting in the holders thereof holding restricted shares of SATCo Series A Common Stock in addition to restricted stock of Series A TCI Group Common Stock, effective immediately prior to the Distribution. The foregoing adjustments were made pursuant to the anti-dilution provisions of the TCI Plans pursuant to which the respective TCI Options and TCI SARs were granted.

         Prior to the Distribution, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and SATCo Series A Common Stock, respectively, as necessary to satisfy their respective obligations under such securities.

         TCI, in addition to the TCI Group Common Stock, has issued Tele-Communications, Inc. Series A Liberty Media Group Common Stock (Series A Liberty Group Common Stock"), and Tele-Communications, Inc. Series B Liberty Media Group common stock (Series B Liberty Group Common Stock," and together with the Series A Liberty Group Common Stock, the "Liberty Media Group Common Stock"). Prior to the Distribution, Satellite was a member of the TCI Group and all of the assets and businesses of Satellite were included in the TCI Group. Accordingly, the Distribution was made to holders of TCI Group Common Stock and the holders of Liberty Media Group Common Stock did not participate in the Distribution.

         Effective January 14, 1997, the Company issued a stock dividend to holders of Liberty Media Group Common Stock consisting of one share of Series A Liberty Group Common Stock for every two shares of Series A Liberty Group Common Stock owned and one share of Series A Liberty Group Common Stock for every two shares of Series B Liberty Group Common Stock owned (the "Liberty Group Stock Dividend"). As a result of the Liberty Group Stock Dividend, the number of options granted to purchase Series A Liberty Group Common Stock and the price to purchase such options have been adjusted.





                                     III-5

         The following table shows for the years ended December 31, 1996, 1995 and 1994 all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of the Company, whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1996:


                                      Annual Compensation                    Long-Term Compensation
                      -------------------------------------------------     ------------------------
                                                                                          Securities
                                                              Other         Restricted    Underlying            All
                                                              Annual           Stock       Options/            Other
Name and                                                   Compensation       Awards         SARs            Compensa-
Principal Position    Year    Salary ($)     Bonus ($)         ($)             ($)           (#)            tion ($)(1)
------------------    ----    ----------     ---------     ------------     ----------    ----------        -----------
Fred A. Vierra
  (Chief Executive
  Officer)            1996   $ 650,000(2)    $     --       $ 4,231(3)      $     --             --            $15,000
                      1995   $ 650,000(2)    $     --       $ 3,207(3)      $380,625(4)     400,000(9)         $15,000
                      1994   $ 669,613(2)    $     --       $ 1,024(3)      $     --        295,000(5)         $15,000

Adam N. Singer,
  (President and
  Chief Opera-
  ting Officer)       1996   $ 400,000       $     --       $ 9,411(6)      $     --             --            $14,006
                      1995   $ 350,000       $ 50,000       $11,355(3)      $380,625(4)     400,000(9)         $ 6,006
                      1994   $ 314,187       $     --       $    --         $     --        147,500(5)         $15,000

Miranda Curtis
  (Executive Vice
  President)          1996   $ 253,654(7)    $ 25,488(7)    $31,775(8)      $     --             --            $    --
                      1995   $ 157,990(7)    $ 35,548(7)    $31,579(8)      $253,750(4)     200,000(9)         $    --
                      1994   $ 153,930(7)    $ 34,634(7)    $44,917(8)      $     --         36,875(5)         $    --


Richard L. Rexroat,
  Jr. (Vice President
  of Engineering)     1996   $ 152,250       $     --       $ 3,551(3)      $     --             --            $14,760
                      1995   $ 145,000       $ 26,500       $ 2,998(3)      $     --         50,000(9)         $13,260
                      1994   $ 140,000       $ 11,465       $    --         $     --             --            $13,260

Wayne Gowen
  (Senior Vice
  President)          1996   $ 181,731(10)   $     --       $92,228(11)     $     --             --            $    --






                                   III-6

--------------

(1) All amounts shown in this column represent contributions to the TCI Employee Stock Purchase Plan ("TCI ESPP"). All named executive officers of TINTA for whom contributions were made in 1996, 1995 and 1994 are fully vested. Directors who are not employees of TCI or TINTA are ineligible to participate in the TCI ESPP. The TCI ESPP, a defined contribution plan, enables participating employees to acquire a proprietary interest in TCI and provides benefits upon retirement. Under the terms of the TCI ESPP, employees are eligible for participation after one year of service. The TCI ESPP's normal retirement age is 65 years. Participants may contribute up to 10% of their compensation and TCI (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. The TCI ESPP includes a salary deferral feature in respect of employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions. Generally, participants acquire a vested right in TCI contributions as follows:





                    Years of            Vesting
                    --------            --------
                    Service            Percentage
                    -------            ----------
                  Less than 1                0
                      1-2                   20
                      2-3                   30
                      3-4                   45
                      4-5                   60
                      5-6                   80
                   6 or more               100


         Participant contributions are fully vested. Although TCI has not expressed an intent to terminate the TCI ESPP, it may do so at any time. The TCI ESPP provides for full immediate vesting of all participants' rights upon termination. TINTA's employees are eligible to participate in the TCI ESPP for so long as TCI beneficially owns shares of the common stock of TINTA representing a majority in voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors.

(2)      Includes deferred compensation of $250,000.

(3) Primarily consists of amounts reimbursed during the year for the payment of taxes.

(4) On December 13, 1995, Messrs. Vierra and Singer and Ms. Curtis were granted 15,000, 15,000 and 10,000 restricted shares, respectively, of TINTA Series A common stock, $1.00 par value (the "Series A Common Stock"). Such restricted shares vest as to 50% of such shares on December 13, 1999 and as to the remaining 50% on December 13, 2000. Such restricted shares had a value at the end of 1996, based upon the closing sales price per share of the Series A Common Stock on Nasdaq on December 31, 1996, of $198,750, $198,750 and $132,500,
         respectively. TINTA has not paid cash dividends on its Series A Common Stock and does not anticipate declaring and paying cash dividends on the Series A Common Stock at any time in the foreseeable future. See "-Option and SARs Grants in Last Fiscal Year" below.





                                     III-7

(5) On November 17, 1994 certain key employees of TCI were granted options in tandem with stock appreciation rights to acquire 3,191,000 shares of Series A TCI Group Common Stock, 1,196,625 shares of Series A Liberty Group Common Stock, and 319,100 shares of SATCo Series A Common Stock at adjusted purchase prices of $14.19, $14.67 and $23.06 per share, respectively. Such options vest evenly over five years, became exercisable beginning on November 17, 1995 and expire on November 17, 2004. Notwithstanding the vesting schedule as set forth in the option agreement, the option shares shall become available for purchase if the grantee's employment with TCI (a) shall terminate by reason of (i) termination by TCI without cause (ii) termination by the grantee for good reason (as defined in the agreement) or (iii) disability, (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and TCI which expressly permits the grantee to terminate such employment upon occurrence of specified events (other than the giving of notice and passage of time), or (c) if the grantee dies while employed by TCI. Further, the option shares will become available for purchase in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined), unless in the case of an Approved Transaction, the Compensation Committee of TCI under the circumstances specified determines otherwise.

(6) The 1996 amount includes $8,994 paid to Mr. Singer as a reimbursement of the employer match that Mr. Singer would have received in his TCI ESPP account if his pre-tax contributions to the TCI ESPP had not been inadvertently terminated.

(7) Ms. Curtis's salary and bonus were paid in UK pounds sterling. The 1996, 1995 and 1994 amounts in the table represent the U.S. dollar equivalent using the average exchange rate in effect during the years ended December 31, 1996, 1995 and 1994, respectively.

(8) All of the 1996 and 1995 amounts and $30,767 of the 1994 amount represent the U.S. dollar equivalents, using the average exchange rate in effect during the years ended December 31, 1996, 1995 and 1994, respectively, for the portions of the disturbance allowances and other compensation that were paid to Ms. Curtis in pounds sterling.

(9) The Board of Directors of TINTA adopted, on July 11, 1995, the Tele-Communications International, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). The 1995 Plan provides for awards to be made in respect of a maximum of 3,000,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Awards may be made as grants of stock options, stock appreciation rights, restricted shares, stock units, or any combination thereof (collectively, "Awards"). Shares of Series A Common Stock that are subject to Awards that expire, terminate or are annulled for any reason without having been exercised (or deemed exercised, by virtue of the exercise of a related stock appreciation right), or are forfeited prior to becoming vested will return to the pool of such shares available for grant under the 1995 Plan. On December 13, 1995, pursuant to the 1995 Plan, certain executive officers, directors and other key employees of TINTA and TCI were granted 1,302,000 options in tandem with stock appreciation rights to acquire shares of Series A Common Stock at a purchase price of $16.00 per share. Additionally, one executive officer and one employee of TCI were each granted an aggregate of 50,000 options in tandem with stock appreciation rights to acquire from TCI shares of Series A Common Stock owned by it. Such options vest evenly over five years with such vesting period beginning August 4, 1995, first became exercisable beginning on August 4, 1996 and expire on August 4, 2005.





                                     III-8

(10) Mr. Gowen commenced employment on February 19, 1996. Accordingly, the 1996 compensation information included in the table represents ten months of employment.

(11) Amount is primarily comprised of a cost of living allowance with respect to Mr. Gowen's term as an expatriate employee working out of the Company's London office during 1996.

         (b) Option and SARs Grants in Last Fiscal Year. During the year ended December 31, 1996, no Awards under the 1995 Plan were granted to the named executive officers of TINTA. For a description of certain options granted to nonemployee directors of TINTA, see "-Compensation of Directors" below.

         (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. The following table provides each exercise of stock options and SARs during the year ended December 31, 1996 by each of the named executive officers of TINTA and the December 31, 1996 year-end number and value of unexercised options and SARs on an aggregated basis:





                                     III-9

                                                                             Number of
                                                                            Securities           Value of
                                                                            Underlying          Unexercised
                                                                            Unexercised         in-the-Money
                                                                           Options/SARs         Options/SARs
                                                                          at 12/31/96(#)       at 12/31/96($)
          Name and               Shares Acquired                           Exercisable/         Exercisable/
   Series of Common Stock        on Exercise (#)    Value Realized($)      Unexercisable      Unexercisable(1)
   ----------------------        ---------------    -----------------      -------------      ---------------
Fred A. Vierra
  Series A
    Exercisable                            --                  --               80,000       $          --
    Unexercisable                          --                  --              320,000       $          --
  Series A TCI Group
    Exercisable                            --                  --              235,000       $     358,438
    Unexercisable                          --                  --              165,000       $     104,063
  Series A Liberty Group
    Exercisable                            --                  --               88,125       $     589,301
    Unexercisable                          --                  --               61,875       $     329,749
  SATCo Series A
    Exercisable                            --                  --               23,500       $          --
    Unexercisable                          --                  --               16,500       $          --
Adam N. Singer
  Series A
    Exercisable                            --                  --               80,000       $          --
    Unexercisable                          --                  --              320,000       $          --
  Series A TCI Group
    Exercisable                        55,000            $508,750               62,500       $      52,031
    Unexercisable                          --                  --               82,500       $      52,031
  Series A Liberty Group
    Exercisable                        20,625            $170,157               23,438       $     132,084
    Unexercisable                          --                  --               30,937       $     164,866
  SATCo Series A
    Exercisable                            --                  --                7,475       $          --
    Unexercisable                          --                  --                7,025       $          --

Miranda Curtis
  Series A
    Exercisable                            --                  --               40,000       $          --
    Unexercisable                          --                  --              160,000       $          --
  Series A TCI Group
    Exercisable                            --                  --               15,625       $      13,008
    Unexercisable                          --                  --               16,875       $       4,336
  Series A Liberty Group
    Exercisable                            --                  --                5,859       $      33,018
    Unexercisable                          --                  --                6,328       $      30,134
  SATCo Series A
    Exercisable                            --                  --                1,563       $          --
    Unexercisable                          --                  --                1,688       $          --

Richard L. Rexroat, Jr.
  Series A
    Exercisable                            --                  --               10,000       $          --
    Unexercisable                          --                  --               40,000       $          --
  Series A TCI Group
    Exercisable                            --                  --               15,500       $      35,844
    Unexercisable                          --                  --                4,500       $      10,406
  Series A Liberty Group
    Exercisable                            --                  --                5,813       $      45,814
    Unexercisable                          --                  --                1,688       $      13,301
  SATCo Series A
    Exercisable                            --                  --                1,550       $          --
    Unexercisable                          --                  --                  450       $          --





                                     III-10

__________________

(1) Based on the closing sales price per share of Series A Common Stock, Series A TCI Group Common Stock, Series A Liberty Group Common Stock, and SATCo Series A Common Stock on Nasdaq on December 31, 1996.

         (d) Compensation of Directors. The standard arrangement by which the Company's directors are compensated for all services (including any amounts payable for committee participating or special assignments) as a director is as follows: each director receives a fee of $500 plus travel expenses for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of the Company receives additional compensation of $30,000 per year.

         On April 11, 1996, the Board of Directors adopted the Tele-Communications International, Inc. 1996 Nonemployee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for grants to be made to nonemployee directors of TINTA of options to purchase a maximum of 1,000,000 shares of Series A Common Stock (subject to certain anti-dilution adjustments). Shares that are subject to such options that expire or terminate for any reason without having been exercised will return to the pool of shares underlying options available for grant under the Director Plan. On April 11, 1996, each of Messrs. Akiyama, Gould, Kern, Lescure and Malone were granted, pursuant to the Director Plan, an option to purchase 50,000 shares of Series A Common Stock at an exercise price of $16 per share. Mr. Akiyama waived his right to receive such option. Each person who becomes a director of the Company and is not an employee of the Company or any of its subsidiaries will be automatically granted similar options upon such person becoming a director. Additionally, each person who is an employee and director of the Company who ceases to be an employee of the Company but remains a director of the Company will be automatically granted similar options upon such event. Options granted under the Director Plan vest and become exercisable in equal annual installments commencing on the first anniversary of the date of the grant. Each option granted under the Director Plan will terminate upon the earliest to occur of the following: (i) the expiration of 10 years following the date upon which the option is granted; (ii) the expiration of one year following the date upon which the optionee ceases to be a director of the Company for any reason other than voluntary termination of director status; or (iii) the expiration of three months following the date on which the optionee voluntarily ceases his status as a director.

         There are no other arrangements whereby any of TINTA's directors received compensation for services as a director during 1996 in addition to or in lieu of that specified by the aforementioned standard arrangement.





                                     III-11

         (e) Employment Contracts, Termination of Employment and Change of Control Agreements. TINTA and TCI have entered into an Amended and Restated Employment Agreement with Mr. Vierra relating to Mr. Vierra's employment with TINTA as Vice Chairman and Chief Executive Officer, providing for a base salary of $650,000 per year. Mr. Vierra's salary is subject to annual review by the Board of Directors, which may in its sole discretion increase his salary. Mr. Vierra's salary for 1996 is currently set at $650,000. Mr. Vierra's employment agreement provides for the deferral of a portion of each monthly salary payment so as to result in the deferral of salary at the rate of $250,000 per annum. The deferred amounts are to be paid in monthly installments over a 240-month period commencing on the later of December 31, 1998 and the termination of Mr. Vierra's full-time employment with TINTA, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. In the event of Mr. Vierra's death, all outstanding deferred amounts will be paid in a lump sum to his beneficiaries.

         While he is employed by TINTA pursuant to his employment agreement, Mr. Vierra is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's or TINTA's executive officers or employees generally. Additionally, Mr. Vierra's employment agreement provides for personal use of TCI's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

         Mr. Vierra's employment agreement has a stated termination date of December 31, 1998. It also provides that upon an earlier termination of Mr. Vierra's employment by TINTA without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to Mr. Vierra. Upon his death during the employment term, TINTA would pay to Mr. Vierra's beneficiaries a lump sum in an amount equal to the lesser of (i) the compensation due under his employment agreement for the balance of the employment term and (ii) one year's salary. In the event of his disability, TINTA would continue to pay Mr. Vierra his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of his death.

         Mr. Vierra's agreement further provides that during his employment with TINTA and for the longer of a period of two years following the effective date of his termination of employment or if Mr. Vierra terminates his employment before the end of the term of his employment in breach of the employment agreement, or if Mr. Vierra is terminated "for cause" (as defined in the employment agreement) by TINTA, until December 31, 1998 with TINTA, he will not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of TINTA or any of TINTA's or TCI's majority owned subsidiaries. However, the agreement provides that Mr. Vierra may own securities of any corporation listed on a national securities exchange or quoted in the Nasdaq National Market System to the extent of an aggregate of 5% of the amount of such securities outstanding. Under the employment agreement, substantially all of Mr. Vierra's business time, attention and efforts will be devoted to the affairs of TINTA. TCI is a party to the employment agreement and agrees to provide to Mr. Vierra certain benefits thereunder, however, any payment or expense incurred by TCI under the employment agreement will be reimbursed to TCI by TINTA under the terms of the Services Agreement between TCI and TINTA. See "Certain Relationships and Related Transactions."






                                     III-12

         (f) Additional Information With Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions. The Compensation Committee of TINTA's Board of Directors is responsible for determining executive compensation policies and guidelines. Messrs. Malone, Gould and Kern constitute the Compensation Committee. Dr. Malone is the Chairman of the Board of TINTA and the Chief Executive Officer of TCI. He is not an officer of any of the Company's subsidiaries. Neither Mr. Gould nor Mr. Kern are or were officers of the Company or any of its subsidiaries. However, Mr. Kern is a director of TCI and special counsel with the law firm of Baker and Botts, L.L.P., the principal outside counsel for TINTA.

Item 12.         Security Ownership or Certain Beneficial Owners and
Management.

         (a) Security Ownership of Certain Beneficial Owners. On January 31, 1997, TCI owned 86,250,000 shares of Series A Common Stock and all of the 11,700,000 outstanding shares of TINTA's Series B Common Stock, $1 par value per share (the "Series B Common Stock," and together with the Series A Common Stock, the "Common Stock"), which represented 83% of the shares of outstanding Common Stock and 91% of the combined voting power of the outstanding Common Stock outstanding at that date. TCI is the only person known to TINTA that beneficially owns 5% or more of either series of Common Stock.

         (b) Security Ownership of Management. The following table sets forth information with respect to the beneficial ownership of shares of the Series A Common Stock, Series A TCI Group Common Stock, Series B TCI Group Common Stock, Series A Liberty Group Common Stock, Series B Liberty Group Common Stock, Tele-Communications, Inc. Class B 6% Cumulative Redeemable Exchangeable Preferred Stock ("TCI Class B Preferred Stock"), Convertible Preferred Stock, Series C ("TCI Series C Preferred Stock") Redeemable Convertible TCI Group Preferred Stock, Series G ("TCI Series G Preferred Stock") and Redeemable Convertible Liberty Media Group Preferred Stock, Series H ("TCI Series H Preferred Stock") as of January 31, 1997, by each director of TINTA owning any of the foregoing securities, by each of the executive officers named in the Summary Compensation Table and by the directors and all executive officers of TINTA as a group. Shares issuable upon exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. The number of shares of Series A TCI Group Common Stock, Series B TCI Group Common Stock, Series A Liberty Group Common Stock, and Series B Liberty Group Common Stock in the table includes interests of the named directors and executive officers or of members of the group of directors and executive officers in shares held by the trustee of TCI's ESPP and shares held by the trustee of the United Artists Employee Stock Ownership Plan for their respective accounts. So far as is known to TINTA, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table and except for the shares held by the trustee of the TCI ESPP for the benefit of such persons, which shares are voted at the discretion of the trustee.





                                     III-13

                                                                     Amount and
                                                                      Nature of
                                        Title of                     Beneficial                Percent of       Voting
Beneficial Owner                     Class or Series                  Ownership                 Class(1)       Power(1)
----------------                     ---------------                  ---------                 --------       --------
John C. Malone                 Series A                                 50,000(2)                     *              *

                               Series A TCI Group                    2,172,711(3)                     *         16.87%
                               Series B TCI Group                   25,287,083(4)(5)             29.87%
                               Series A Liberty Group                3,929,209(3)                     *
                               Series B Liberty Group                6,349,270(4)(5)             29.97%
                               TCI Class B Preferred Stock             306,000(4)                18.89%

Fred A. Vierra                 Series A                                446,000(6)                     *              *

                               Series A TCI Group                      581,473(7)                     *              *
                               Series A Liberty Group                  211,889(7)                     *
                               TCI Class B Preferred Stock                 200                        *

Adam N. Singer                 Series A                                415,500(8)                     *              *

                               Series A TCI Group                      148,041(9)                     *              *
                               Series A Liberty Group                   55,258(9)                     *

Jerome H. Kern                 Series A                                 50,000(2)                     *              *

                               Series A TCI Group                    2,050,000(10)                    *              *

                               Series A Liberty Group                  768,750(10)                    *

Paul A. Gould                  Series A                                 95,000(2)                     *              *

                               Series A TCI Group                      127,330(15)                    *              *
                               Series B TCI Group                      243,824                        *
                               Series A Liberty Group                  102,538(15)                    *
                               Series B Liberty  Group                  39,081                        *
                               TCI Class B Preferred Stock              19,558                    1.21%

Pierre Lescure                 Series A                                 50,000(2)                     *              *

Miranda Curtis                 Series A                                210,500(11)                    *              *

                               Series A TCI Group                       32,500(12)                    *              *
                               Series A Liberty Group                   12,187(12)                    *

Richard L. Rexroat, Jr.        Series A                                 50,000(13)                    *              *

                               Series A TCI Group                       39,740(14)                    *              *
                               Series A Liberty Group                   14,684(14)                    *
                               TCI Class B Preferred Stock                  32                        *

All directors and              Series A                              1,518,600(16)                1.40%              *
  executive officers
  as a group                   Series A TCI Group                    5,927,557(17)                    *         17.25%
  (13 persons)                 Series B TCI Group                   25,530,907                   30.16%
                               Series A Liberty Group                5,385,867(17)                2.34%
                               Series B Liberty Group                6,388,351                   30.15%
                               TCI Class B Preferred Stock             325,790                   20.11%





                                     III-14

__________________________

* Less than one percent

(1) Based on 106,950,873 shares of Series A Common Stock (after elimination of treasury shares), 11,700,000 shares of Series B Common Stock, 597,497,573 shares of Series A TCI Group Common Stock (after elimination of shares of TCI held by subsidiaries of TCI), 84,647,065 shares of Series B TCI Group Common Stock, 228,558,926 shares of Series A Liberty Group Common Stock, 21,187,969 shares of Series B Liberty Group Common Stock, 1,620,026 shares of TCI Class B Preferred Stock 70,575 shares of TCI Series C Preferred Stock, 6,693,177 shares of TCI Series G Preferred Stock and 6,693,177 shares of TCI Series H Preferred Stock outstanding on January 31, 1997.

(2) Assumes the exercise in full of options granted in April 1996, pursuant to the Director Plan, to acquire 50,000 shares of Series A Stock. None of such options are exercisable until April 11, 1997.

(3) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November of 1992 to acquire 1,000,000 shares of Series A TCI Group Common Stock and 375,000 shares of Series A Liberty Group Common Stock. Options to acquire 800,000 shares of Series A TCI Group Common Stock and 300,000 shares of Series A Liberty Group Common Stock are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 1,000,000 shares of Series A TCI Group Common Stock and 375,000 shares of Series A Liberty Group Common Stock. Options to acquire 200,000 shares of Series A TCI Group Common Stock and 75,000 shares of Series A Liberty Group Common Stock are currently exercisable.

(4) Includes 1,173,000 shares of Series B TCI Group Common Stock, 146,625 shares of Series A Liberty Group Common Stock, 293,250 shares of Series B Liberty Group Common Stock and 6,900 shares of TCI Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, but Dr. Malone has disclaimed any beneficial ownership of such shares.

(5) Pursuant to a letter agreement, dated June 17, 1988, the late Mr. Bob Magness, formerly Chairman of The Board of TCI, and Kearns - Tribune Corporation each agreed with Dr. Malone that prior to making a disposition of a significant portion of their respective holdings of Series B TCI Group Common Stock or Series B Liberty Group Common Stock, he or it would first offer Dr. Malone the opportunity to purchase such shares.

(6) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 400,000 shares of Series A Common Stock. Options to acquire 80,000 of such shares of Series A Common Stock are currently exercisable. Also includes 15,000 shares of restricted Series A Common Stock granted in December 1995. Such shares vest as to 50% in December of 1999 and as to the remaining 50% in December of 2000.





                                     III-15

(7) Assumes the exercise in full of the following: (a) stock options granted in tandem with stock appreciation rights in November 1992 to acquire 100,000 shares of Series A TCI Group Common Stock and 37,500 shares of Series A Liberty Group Common Stock of which options to acquire 80,000 and 30,000, respectively of such shares are currently exercisable; (b) stock options granted in tandem with stock appreciation rights in November 1993 to acquire 100,000 shares of Series A TCI Group Common Stock and 37,500 shares of Series A Liberty Group Common Stock, of which options to acquire 75,000 and 28,125, respectively of such shares are currently exercisable; and (c) stock options granted in tandem with stock appreciation rights in November 1994 to acquire 200,000 shares of Series A TCI Group Common Stock and 75,000 shares of Series A Liberty Group Common Stock, of which options to acquire 80,000 and 30,000, respectively, of such shares are currently exercisable.

(8) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 400,000 shares of Series A Common Stock. Options to acquire 80,000 of such shares of Series A Common Stock are currently exercisable. Also includes 15,000 shares of restricted Series A Common Stock granted in December 1995. Such shares vest as to 50% in December of 1999 and as to the remaining 50% in December of 2000.

(9) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1992 to acquire 20,000 shares of Series A TCI Group Common Stock and 7,500 shares of Series A Liberty Group Common Stock. Options to acquire 10,000 and 3,750, respectively of such shares are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in October 1993 to acquire 25,000 shares of Series A TCI Group Common Stock and 9,375 shares of Series A Liberty Group Common Stock. Options to acquire 12,500 and 4,688, respectively of such shares are currently exercisable. Additionally assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1994 to acquire 100,000 shares of Series A TCI Group Common Stock and 37,500 shares of Series A Liberty Group Common Stock, of which options to acquire 40,000 and 15,000, respectively, of such shares are currently exercisable.

(10) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights to acquire 1,500,000 shares of Series A TCI Group Common Stock and 562,500 shares of Series A Liberty Group Common Stock. Options to acquire 1,100,000 and 412,500 shares, respectively, are currently exercisable, and the remainder vest and become exercisable evenly over one year. The options expire on October 12, 1998. Additionally assumes the exercise in full of stock options granted in November 1994 to purchase 50,000 shares of Series A TCI Group Common Stock and 18,750 shares of Series A Liberty Group Common Stock. Options to acquire 20,000 and 7,500, respectively, of such shares are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 500,000 shares of Series A TCI Group Common Stock and 187,500 shares of Series A Liberty Group Common Stock. Options to acquire 100,000 and 37,500, respectively of such shares are currently exercisable.

(11) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December of 1995 to acquire 200,000 shares of Series A Common Stock. Options to acquire 40,000 of such shares are currently exercisable. Also includes 10,000 shares of restricted Series A Common Stock granted in December 1995. Such shares vest as to 50% in December of 1999 and as to the remaining 50% in December of 2000.





                                     III-16

(12) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in October 1993 to acquire 7,500 shares of Series A TCI Group Common Stock and 2,812 shares of Series A Liberty Group Common Stock. Options to acquire 5,625 and 2,109, respectively of such shares are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1994 to acquire 25,000 shares of Series A TCI Group Common Stock and 9,375 shares of Series A Liberty Group Common Stock, of which options to 10,000 and 3,750, respectively, of such shares are currently exercisable.

(13) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in December 1995 to acquire 50,000 shares of Series A Common Stock. Options to acquire 10,000 of such shares are currently exercisable.

(14) Assumes the exercise in full of stock options granted in tandem with stock appreciation rights in November 1992 to acquire 10,000 shares of Series A TCI Group Common Stock and 3,750 shares of Series A Liberty Group Common Stock. Options to acquire 8,000 and 3,000, respectively of such shares are currently exercisable. Also assumes the exercise in full of stock options granted in tandem with stock appreciation rights in October 1993 to acquire 10,000 shares of Series A TCI Group Common Stock and 3,750 shares of Series A Liberty Group Common Stock. Options to acquire 7,500 and 2,813, respectively of such shares are currently exercisable.

(15) Assumes the exercise in full of options granted in December 1996 to acquire 50,000 shares of Series A TCI Group Common Stock and 18,750 shares of Series A Liberty Group Common Stock. None of these options are exercisable until December 13, 1997.

(16) Certain executive officers and directors (7 persons, including Messrs. Vierra, Singer and Rexroat and Ms. Curtis) hold options, which were granted in tandem with stock appreciation rights in December of 1995, to acquire 1,200,000 shares of Series A Common Stock. Options to acquire 240,000 of such shares are currently exercisable. Additionally, Messrs. Vierra and Singer and Ms. Curtis hold in the aggregate 40,000 shares of restricted Series A Common Stock. Such shares vest as to 50% in December of 1999 and as to the remaining 50% in December of 2000.





                                     III-17

(17) Certain executive officers and directors (5 persons, including Messrs. Malone, Vierra, Singer and Rexroat) hold options, which were granted in tandem with stock appreciation rights in November 1992, to acquire 1,230,000 shares of Series A TCI Group Common Stock and 461,250 shares of Series A Liberty Group Common Stock. Options to acquire 978,000 and 366,750, respectively of such shares are currently exercisable. Also, certain executive officers and directors (6 persons, including Messrs. Vierra, Singer, Kern and Rexroat and Ms. Curtis) hold options, which were granted in tandem with stock appreciation rights in October and November of 1993, to acquire 1,742,500 shares of Series A TCI Group Common Stock and 653,437 shares of Series A Liberty Group Common Stock. Options to acquire 1,275,625 and 478,360, respectively of such shares are currently exercisable. Additionally, certain executive officers and directors (6 persons including Messrs. Vierra and Singer and Ms. Curtis) hold options, which were granted in tandem with stock appreciation rights in November 1994, to acquire 543,000 shares of Series A TCI Group Common Stock and 203,625 shares of Series A Liberty Group Common Stock. Options to acquire 217,200 and 81,450, respectively, of such shares are currently exercisable. In addition, Mr. Kern holds a stock option, which was granted in November of 1994, to purchase 50,000 shares of Series A TCI Group Common Stock and 18,750 shares of Series A Liberty Group Common Stock. Options to acquire 20,000 and 7,500, respectively, of such shares are currently exercisable. Certain executive officers and directors (3 persons, including Messrs. Malone and Kern) hold options, which were granted in tandem with stock appreciation rights in December 1995, to acquire 1,800,000 shares of Series A TCI Group Common Stock and 675,000 shares of Series A Liberty Group Common Stock. Options to acquire 360,000 and 135,000, respectively of such shares are currently exercisable.
         In addition, Mr. Gould holds a stock option, which was granted in December 1996, to purchase 50,000 shares of Series A TCI Group Common Stock and 18,750 shares of Series A Liberty Group Common Stock. None of the options are exercisable until December 13, 1997. Additionally, an officer holds 40,000 shares of restricted Series A TCI Group Common Stock and 15,000 shares of restricted Series A Liberty Group Common Stock. Such shares vest 50% in December of 1999 and the remaining 50% in December of 2000.


Item 13.         Certain Relationships and Related Transactions

         (a)     Transactions with Management and Others.

Relationship with TCI

         TCI owns 86,250,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock which, at December 31, 1996, collectively represented approximately 91% of the total voting power of the outstanding shares of Common Stock. Consequently, TCI has significant influence over the policies and affairs of TINTA and is in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to the TINTA Charter and the approval of mergers and sales of TINTA's assets.





                                     III-18

         During 1996, TCI announced that its Board of Directors had approved the filing of a request for a ruling from the Internal Revenue Service, with respect to the tax-free nature of the distribution of its entire equity ownership interest in TINTA to holders of TCI Group Common Stock. The
Company cannot presently predict whether or when any such distribution will occur. However, any disposition of Common Stock by TCI that results in it owning less than a majority in voting power of the Common Stock may have significant adverse consequences for TINTA, including the possible termination of TCI's lending commitment to TINTA. See "TCI Credit Facility" below.

         TCI formed TINTA during the fourth quarter of 1994 and the first quarter of 1995 through the contribution to TINTA of substantially all of TCI's international cable television and telephony assets and certain of TCI's international programming assets. Those international programming assets that were not contributed to TINTA remained in two of TCI's other subsidiaries, Liberty Media Corporation ("Liberty") and TCIC. The international programming assets that currently remain with Liberty are those that are either (i) devoted to foreign sports programming or (ii) owned directly or indirectly (in whole or in part) by U.S.-based programming companies in which Liberty has an interest. During 1996, Liberty contributed its interests in foreign sports programming to a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty, Liberty/TINTA LLC (the "LLC"). The LLC then contributed such assets to a newly formed sports programming venture with The News Corporation Limited.
See "Sports Programming Venture" below.

         U.S.-based programming companies in which Liberty has an ownership interest, and which operate or have interests in foreign programming services, are Discovery Communications, Inc. (49% interest), Time Warner, Inc. (9% limited voting interest), QVC, Inc. (42.6% interest), The Box Worldwide (formerly, Video Jukebox Network, Inc.) (5% interest) and DMX, Inc. (10% interest). The U.S.-based programming companies identified above are engaged primarily in the production and development of programming for the U.S. market.





                                     III-19

         TCI has advised TINTA that TCI presently intends (i) to make available to TINTA any opportunity to acquire, develop, own and/or manage cable and/or telephony operations outside the United States that is presented to TCI or any of its controlled affiliates and (ii) except as provided below, to make available to TINTA any opportunity to acquire, develop, manage and/or operate programming services outside of the United States (a "Programming Opportunity") that is presented to TCI or any of its controlled affiliates. The foregoing does not apply to (a) international programming services owned or managed, directly or indirectly (in whole or in part), by TCI or any of its controlled affiliates other than TINTA as of July 12, 1995, (b) international programming opportunities under development by TCI or any of its controlled affiliates other than TINTA that were the subject of a signed letter of intent or other agreement in principle as of July 12, 1995, (c) a Programming Opportunity in respect of foreign sports programming pursued by a partnership owned equally by TINTA and Liberty and made available to a joint venture in which TINTA and Liberty own an equal interest (see "Sports Programming Venture" below), (d) a Programming Opportunity presented to a public company that is a controlled affiliate of either TCI or any of TCI's controlled affiliates (other than TINTA), (e) a Programming Opportunity presented to, or cable television or cable telephony services provided by, any company or other entity in which TCI or any of its controlled affiliates has an interest but which is not itself a controlled affiliate of either TCI or any of TCI's controlled affiliates (included in this category would be, among others, Discovery Communications, Inc., International Family Entertainment, Inc., Turner Broadcasting System, Inc. and QVC, Inc.) and (f) the distribution outside the United States of a programming service initially distributed within the United States and owned and/or managed by TCI or any of its controlled affiliates (other than TINTA). If TINTA determines not to pursue a Programming Opportunity, subsidiaries or controlled affiliates of TCI other than TINTA may pursue such Programming Opportunity or TINTA and another subsidiary of TCI (or any of its other controlled affiliates) may pursue such opportunity jointly. Neither TCI nor any of its controlled affiliates will be obligated to make available to TINTA any Programming Opportunity to the extent TCI or such controlled affiliate is legally (for example, by a fiduciary duty owed to others) or contractually prohibited from doing so. The foregoing arrangement concerning Programming Opportunities will, in any event, be terminable at such time as TCI ceases to beneficially own at least a majority in voting power of the outstanding Common Stock of TINTA.

         TCI and TINTA have entered into a number of intercompany agreements more fully described below covering matters such as lending arrangements, indemnification, the provision of services, tax sharing, the use of the Tele-Communications name and registration rights. TCI also provides certain administrative, financial, legal, treasury, accounting, tax and other services to the Company and makes available certain of its employee benefit plans to the Company's employees. The terms of these arrangements were established by TCI in consultation with TINTA, but were executed while TINTA was a wholly-owned subsidiary and were not the results of arm's-length negotiations. Accordingly, although the Company believes that the terms of these arrangements are reasonable, there is no assurance that the terms and conditions of these agreements, or the terms of any future arrangements between TCI and the Company, are or will be as favorable to the Company as could be obtained from unaffiliated third parties.

         If TCI were to seek to reacquire the shares of TINTA held by the public, it would likely have the power to do so over the objection of other stockholders, subject to any applicable provisions of Delaware law requiring such a transaction to be "fair" to minority stockholders.





                                     III-20

         Conflicts of interest between the Company and TCI could arise with respect to business dealings between them, including potential acquisitions of businesses or properties, the issuance of additional securities, the election of new or additional directors, and the payment of dividends by TINTA. A conflict of interest could also arise from TCI's position as the sole and exclusive agent for TINTA in any and all matters relating to TINTA's federal income tax liability, which includes the sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined state income tax returns (or amended returns), to contest or compromise any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for refund on behalf of TINTA. TINTA has not instituted any formal plan or arrangement to address potential conflicts of interest that may arise between the Company and TCI. However, the directors of TINTA intend to exercise reasonable judgment and take such steps as they deem necessary under all of the circumstances in resolving any specific conflict of interest that may occur and will determine what, if any, specific measures, such as retention of an independent advisor or independent counsel or appointment of a special committee, may be necessary or appropriate. There can be no assurance that any conflicts will be resolved in favor of the Company.

Sports Programming Venture

         Effective April 29, 1996, TINTA, Liberty and The News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture") to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by the LLC. As of December 31, 1996, TINTA had contributed to the LLC $49 million in cash and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture.

         TINTA may make additional cash contributions totaling $29 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.





                                     III-21

         The agreement with News Corp. includes, among other things, provisions generally prohibiting any of the parties from engaging in any business that is within the scope of the business to be conducted by the Sports Venture (other than through the Sports Venture), that being the operation of programming services featuring predominantly sports and sports-related programming, data or content for distribution by any means and in any form anywhere in the world, except in the excluded areas noted above. Those restrictions will be binding on TCI until such time as neither TINTA nor Liberty is controlled by TCI. The agreement with News Corp. also includes provisions granting to a separate joint venture to be formed by Liberty and Fox Inc. (a wholly owned subsidiary of News Corp.) rights of first refusal with respect to international sports programming as to which the Sports Venture holds United States distribution rights.

         The members of the Sports Venture generally will be prohibited from transferring all or any part of their interests therein during the first five years after its formation. Thereafter, any proposed transfer will be subject to a right of first refusal in favor of the other member. Transfers to affiliates will not be subject to those transfer restrictions or rights of first refusal. In certain events, either member of the Sports Venture will have the right to trigger a procedure under which the other member will be required either to purchase the triggering member's interest or to sell its interest to the triggering member, in either case at the price stated by the triggering member. Those buy/sell rights will arise if, at any time after the fifth anniversary of the formation of the Sports Venture, the members cannot agree for two consecutive years on the approval of an annual budget or the appointment of a chief executive officer for the Sports Venture. The agreement governing the formation of the LLC will include restrictions on transfers of interests and buy/sell rights applicable to the interests of TINTA and Liberty in that entity that are substantially the same as those applicable to the interests in the Sports Venture.

         On April 19, 1996, TINTA, Torneos and the stockholders of Torneos entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games). Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through December 31, 1996, payments made under the TINTA/Torneos Sports Agreement totaled $9.4 million.

TCI Credit Facility

         TINTA and TCI have entered into a subordinated revolving credit facility (the "TCI Credit Facility"), effective April 25, 1995, which provides for loans from TCI to TINTA in an aggregate principal amount at any time outstanding of up to $200 million (the "Commitment"). Borrowings under the TCI Credit Facility, together with all accrued interest thereon, will be payable in full on April 30, 2000. At December 31, 1996, no borrowings were outstanding under the TCI Credit Facility.

         Prior to April 30, 2000, borrowings repaid by TINTA under the TCI Credit Facility will be available for reborrowing, subject to certain conditions to borrowing.





                                     III-22

         Interest Rate and Payment. Effective January 1, 1996, borrowings under the TCI Credit Facility bear interest at the rate of 13% per annum. Accrued interest on outstanding borrowings, which will compound quarterly, are due and payable on April 30, 2000 or upon the earlier repayment of such borrowings under the TCI Credit Facility.

         During the year ended December 31, 1996, TINTA had no borrowings pursuant to the TCI Credit Facility. Accordingly, TINTA incurred no interest expense during the year ended December 31, 1996 with respect to the TCI Credit Facility.

         Fees. TINTA paid to TCI a $2 million origination fee and is required to pay an annual credit facility fee in an amount equal to .375% of the unused borrowing availability under the TCI Credit Facility. Such credit facility fee aggregated $750,000 during the year ended December 31, 1996.

         Subordination; No Collateral. The payment of the principal of and interest on all borrowings under the TCI Credit Facility are subordinated in right of payment to the prior payment in full of all "Senior Indebtedness." Senior Indebtedness is defined, generally, as all indebtedness of TINTA for money borrowed, obligations of TINTA in respect of letters of credit or bankers' acceptances and indebtedness issued as part of the deferred purchase price of property, except any such indebtedness that by the terms of the instrument creating or representing such indebtedness is expressly made equal in right of payment with, or subordinate and subject in right of payment to, borrowings outstanding under the TCI Credit Facility. If TINTA incurs Senior Debt (defined generally as indebtedness for money borrowed from institutional lenders) in a principal amount in excess of $200 million (such excess, the "Senior Excess Amount"), the Commitment will be immediately reduced by the amount of such Senior Excess Amount. In such event, outstanding loans from TCI in a principal amount necessary to cause such outstanding loans to not exceed the amount of the Commitment, as so adjusted, together with accrued interest, will immediately become due and payable. The Commitment may be readjusted upward (but not above $200 million) to the extent that such Senior Excess Amount is subsequently repaid by TINTA. Borrowings under the TCI Credit Facility are unsecured. The Debentures (defined below) constitute "Senior Indebtedness" under the terms of the TCI Credit Facility.

         Early Termination. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice.





                                     III-23

Loans to TCI Pursuant to Unsecured Promissory Note

         On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of 4 1/2% Convertible Subordinated Debentures due 2006 having an aggregate principal amount of $345 million (the "Debentures"). Pending its use by TINTA, the net proceeds from the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). Amounts outstanding under the promissory note bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities, and principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. The aggregate borrowings by TCI under the unsecured promissory note may not exceed $400 million. At December 31, 1996, amounts outstanding under the TCI Note Receivable aggregated $176.5 million. During the year ended December 31, 1996, interest income related to the TCI Note Receivable aggregated $14 million.

Registration Rights Agreement

         On July 15, 1995 TINTA and TCI entered into a Registration Rights Agreement (the "Registration Rights Agreement") which, among other things, provides that upon the request of TCI, TINTA will register under the Securities Act of 1933 any of the shares of Series A Common Stock or Series B Common Stock (and any other shares of capital stock of TINTA issued in respect of such shares) held by TCI for sale in accordance with TCI's intended method of disposition thereof. TCI has the right to request three such registrations. TINTA has agreed to pay all registration expenses (other than underwriting discounts and commissions) in connection with such registrations. The Registration Rights Agreement will terminate five years after the date on which TCI ceases to own shares of Common Stock representing at least 30% in voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors.

Indemnification Agreement

         TCI or certain of its subsidiaries (other than TINTA) continues to be an obligor under, or a guarantor of the payment or performance of, certain contractual obligations, including debt obligations, of certain entities in which the Company has an interest. TINTA has entered into an Indemnification Agreement with TCI, pursuant to which TINTA has agreed to indemnify TCI for any payment made by TCI, or any claim, loss or liability that TCI may otherwise incur, by reason of such obligations. TINTA has not made any payments to TCI pursuant to the Indemnification Agreement.

Services Agreement

         TCI has agreed, at the request of the Company, to provide certain facilities, services and personnel to the Company. The scope of the facilities, personnel and services to be provided by TCI to the Company and the respective charges payable in respect thereof are set forth in a services agreement between TCI and TINTA (the "Services Agreement"). Pursuant to the Services Agreement, TCI has agreed to provide to TINTA administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, administrative, legal and tax departments. In addition, TCI has agreed to make available to TINTA such general overall management services and strategic planning services as TCI and TINTA shall agree and shall provide TINTA with such access to and assistance from TCI's cable engineering and construction groups and TCI's domestic cable television and programming and technology/venture personnel as TINTA may from time to time request.





                                     III-24

         The Services Agreement also provides that TCI, for so long as TCI continues to beneficially own shares of Common Stock representing at least a majority in voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors, will continue to provide in the same manner, and on the same basis as generally provided from time to time to other participating TCI subsidiaries, benefits and administrative services to the Company's employees. In this regard, TINTA will be allocated that portion of TCI's compensation expense attributable to benefits extended to employees of the Company.

         Pursuant to the Services Agreement, TINTA will from time to time reimburse TCI for all direct expenses incurred by TCI in providing such services and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for the Company, general overhead expenses and rental expenses for any physical facilities of TCI utilized by the Company. In this regard, it is anticipated that the Company will, for the foreseeable future, share office space with, or sublease office space from, TCI. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow the Company's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by either TINTA at any time on not less than 60 days' notice to TCI, or by TCI at any time after three years on not less than four months' notice to TINTA.

         The amounts charged to TINTA by TCI pursuant to the Services Agreement aggregated $2.9 million during the year ended December 31, 1996.





                                     III-25

Tax Sharing Agreement

         Federal income taxes and certain state and local taxes will be paid by TCI and TINTA on a consolidated basis. However, pursuant to a tax sharing agreement (the "Tax Sharing Agreement"), federal income taxes are calculated, with certain adjustments, on a separate return basis for each corporation included in TCI's consolidated tax group (including the Company's subsidiary corporations that are included in such group (the "TINTA Tax Group"), applying provisions of the Internal Revenue Code of 1986, as amended, and related regulations as if each such corporation filed a separate return for federal income tax purposes. Based upon these separate calculations, an allocation of tax liabilities is made such that TINTA is responsible to TCI for its gross share of TCI's consolidated federal income tax liabilities, such gross share being determined without regard to (a) tax benefits that are attributable to TCI and its other consolidated corporations or (b) certain tax benefits that are attributable to the TINTA Tax Group but that are taken into account in determining TCI's consolidated federal income tax benefit carryovers. Similarly, TCI would reimburse TINTA for tax benefits attributable to the TINTA Tax Group and actually used by TCI in determining its consolidated federal income tax liability. Tax attributes, including but not limited to net operating losses, foreign tax credits, alternative minimum tax net operating losses, alternative minimum tax credits, deferred intercompany gains and tax bases in assets will be inventoried and tracked for the consolidated entities comprising each of TINTA and TCI and its other consolidated subsidiaries. In addition, pursuant to the Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for TCI and TINTA (applying provisions of state and local tax law and related regulations as if the TINTA Tax Group were a separate unitary or combined group for tax purposes) and TCI's combined or unitary tax liability is allocated between TCI and TINTA based upon such separate calculation. TCI has retained the right to file all returns, make all elections and control all audits and contests. The Tax Sharing Agreement will terminate as to TINTA at such time as TINTA is no longer permitted to file a consolidated federal income tax return for federal income tax purposes with TCI. Under current Internal Revenue Service regulations, TINTA and TCI must file a consolidated return until such time as TCI owns less than 80% of the total voting power of the capital stock of TINTA or owns stock representing less than 80% in value of the total value of the capital stock of TINTA.

         During the year ended December 31, 1996, intercompany income tax benefits aggregating $10.2 million were allocated to TCI by TINTA. Pursuant to the Tax Sharing Agreement, the resulting receivable will only be settled in cash upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns.





                                     III-26

Other Transactions

         On July 18, 1995, Dr. Malone purchased 450,000 shares of Series A Common Stock in the TINTA's initial public offering at a per share price of $16. Effective April 1, 1996, TCI purchased all of such shares from Dr. Malone at the then current market price of $21.75 per share.

         TINTA's Puerto Rico subsidiaries purchase programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the such Puerto Rico subsidiaries, aggregated $4.3 million during the year ended December 31, 1996.

         Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARs"). Estimates of the compensation expense relating to the TCI Options and SARs have been included in the financial statements of the Company, but are subject to future adjustment based upon the market value of the underlying TCI common stock, and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARs resulted in a decrease to TINTA's share of TCI's stock compensation liability of $1.8 million for the year ended December 31, 1996. TINTA's share of TCI's stock compensation liability will be settled in cash only to the extent that TCI is required to make cash payments to satisfy such liability.

         During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a L14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note. Such note bears interest at 7% compounded semi-annually. During the year ended December 31, 1996, the U.S. dollar equivalent of interest expense incurred with respect to such note was $658,000. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of L998,000 ($1.7 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of
(i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the year ended December 31, 1996, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.4 million.

         (b) Certain Business Relationships. Mr. Jerome H. Kern, a director of TINTA, is a special counsel with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TINTA.





                                     III-27

                                    PART IV.


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      (1)   Financial Statements

Included in Part II of this Report:                                                           Page No.
                                                                                              --------
               Independent Auditors' Report                                                     II-27

               Balance Sheets,
                 December 31, 1996 and 1995                                                     II-28

               Combined Statements of Operations,
                 Years ended December 31, 1996, 1995 and 1994                                   II-30

               Statements of Equity,
                 Years ended December 31, 1996, 1995 and 1994                                   II-31

               Combined Statements of Cash Flows
                 Years ended December 31, 1996, 1995 and 1994                                   II-32

               Notes to Financial Statements,
                 December 31, 1996, 1995 and 1994                                               II-34

(a)      (2)   Financial Statement Schedules

Included in Part IV of this Report:

         (i)   Financial Statement Schedules required to be filed:

               All schedules have been omitted because they are not applicable, or the required information is set forth in the applicable financial statements or notes thereto.

         (ii)  Separate financial statements for Telewest Communications plc:

               Consolidated Financial Statements                                             Page No.
               ---------------------------------                                             --------
               Independent Auditors' Report                                                     IV-10

               Consolidated Statements of Operations                                            IV-11

               Consolidated Balance Sheets                                                      IV-12

               Consolidated Statements of Cash Flows                                            IV-13

               Consolidated Statement of Shareholders' Equity                                   IV-14

               Notes to the Consolidated Financial Statements                          IV-15 to IV-28


                                                                     (continued)

(a)      (3)     Exhibits

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:


3 - Articles of Incorporation and Bylaws:

                Restated Certificate of Incorporation. (b)

                Bylaws of Registrant. (b)

4 - Instruments Defining the Rights of Security Holders:

                Indenture dated as of February 7, 1996, between Tele-Communications International,
                Inc. and the Bank of New York relating to Subordinated Debt Securities.(r)

10 - Material Contracts

         10.1   Registration Rights Agreement between TINTA
                    and TCI dated July 12, 1995.(b)

         10.2   Indemnification Agreement between TINTA and
                    TCI dated July 12, 1995.(b)

         10.3   Services Agreement between TINTA and TCI dated
                    July 18, 1995.(b)

         10.4   Tax Sharing Agreement between TINTA and TCI
                    dated July 18, 1995.(b)

         10.5   First Amendment to Tax Sharing Agreement
                    between TINTA and TCI dated October 1995.(r)

         10.6   Trade Name and Service Mark License Agreement
                    between TINTA and TCI dated July 18, 1995.(b)

         10.7   Subordinated Revolving Credit Agreement
                    between TINTA and TCI dated July 12, 1995.(b)

         10.8   Loan Agreement, dated October  4, 1993,  as
                    amended by  Supplemental Agreement  on
                    October  3, 1994,  among London South
                    Cable Partnership, Avon Cable Limited
                    Partnership, United Artists Communications
                    (London  South) plc,  United  Artists
                    Communications (Avon)  Limited,  The
                    Toronto-Dominion Bank and certain banks
                    and financial institutions parties
                    thereto.(d)

         10.9   Second  Supplemental  Agreement, dated
                    November  1,  1994, relating  to  the
                    Loan  Agreement referred to in Exhibit
                    10.7(a).(d)

         10.10  Loan  Agreement,  dated June  13,  1994, among
                    Telewest  Scotland Holdings  Limited,
                    Canadian Imperial Bank of Commerce and
                    certain banks and financial institutions parties thereto.(d)

         10.11  Supplemental Agreement,  dated November 19,
                    1994, relating to the Loan  Agreement
                    referred to in Exhibit 10.8(a).(d)

         10.12  Relationship Agreement,  entered into as  of
                    November 22, 1994,  by and among
                    Telewest, TINTA and US WEST.(e)

         10.13  Amendment to  Relationship  Agreement  by and
                    among  Telewest, International  and U  S
                    WEST referred to in Exhibit 10.9(a).(b)

         10.14  Shareholders'  Agreement, entered into as  of
                    November 22,  1994, between certain
                    subsidiaries of TCI and certain
                    subsidiaries of US WEST.(e)

         10.15  Amendment to Shareholders Agreement referred
                    to in Exhibit 10.10(a).(a)

         10.16  Registration Rights  Agreement, dated as  of
                    November 22, 1994, between Telewest and certain subsidiaries of TCI (Identical agreement was entered into between Telewest and certain subsidiaries of US WEST.)(e)

         10.17  Operating Agreement of T W Holdings, L.L.C.(a)

         10.18  TCI  International  Holdings,  Inc./Gerry
                    Lenfest  Guarantee  Agreements  dated
                    November  19, 1994.(a)

         10.19  Guarantee Agreement,  dated November 19,  1994
                    by Australis  Holdings Pty Limited in
                    favor of TINTA.(e)

         10.20  Guarantee Agreement,  dated November  19, 1994
                    by TINTA  in favor  of Australis  Holdings
                    Pty Limited.(e)

         10.21  Amended and  Restated Stock Purchase
                    Agreement dated  April 25, 1995  among
                    Eduardo Eurnekian and the Stockholders of Cablevision S.A., Construred S.A., Univent's S.A., Televisora Belgrano S.A. and TINTA.(a)

         10.22  Amended and  Restated Stockholders  Agreement
                    dated  April 25, 1995  among Eduardo
                    Eurnekian, Basilia Jaliquias, Alberto
                    Antranik Eurnekian, Natalio Wende, Enrique
                    Kevorkyan, Sebastian Arias Duval, Lorenzo
                    Luis Marchese, Tomas Daniel Kolakovic and
                    TINTA.(a)

         10.23  Promissory Note dated April 25, 1995 in  the
                    amount of $21,688,748 payable by TINTA to Eduardo Eurnekian.(a)

         10.24  Promissory  Note dated  April 25,  1995  in
                    the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.25  Promissory  Note dated  April  25, 1995  in
                    the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.26  Promissory  Note  dated April  25, 1995  in
                    the amount  of $21,688,748,  payable by
                    TINTA to Eduardo Eurnekian.(a)

         10.27  Promissory Note dated February 9, 1996 payable
                    by Tele-Communications, Inc. to TINTA.(r)


         10.28  United  Communications  International
                    Partnership  Agreement  dated as  of
                    August  30, 1990, between  United
                    International  Holdings and  US WEST
                    Cable  Europe, Inc.,  as assigned  to
                    United International Holdings,  Inc.
                    pursuant  to the Assignment  and
                    Assumption  Agreement dated as  of January
                    1,  1993, between  United International
                    Holdings and  United  Inter- national
                    Holdings, Inc.(g)

        10.29   Amendment of Partnership Agreement  dated
                    November 9, 1992, between Telewest Europe
                    Group and United International
                    Holdings.(g)

        10.30   Shareholders Agreement in relation to Flextech
                    plc dated  May 10, 1993, between HC Crown
                    Corp.  and TINTA.(a)

        10.31   Shareholders  Agreement  in relation  to
                    Flextech  plc dated  May 10,  1995
                    between  US WEST Marketing Resources (UK)
                    Limited and TINTA.(a)

        10.32   Shareholders  Agreement  among  Sumitomo
                    Corporation,  TCI  Japan,  Inc.,  TCI
                    International Holdings, Inc. and Jupiter
                    Telecommunications Co., Ltd. dated
                    December 6, 1994.(a)

        10.33   Employment Agreement between TINTA and Fred A.
                    Vierra. +(b)

        10.34   Restated and Amended Employment Agreement,
                    dated as November 1, 1992, between the
                    Company  and John C. Malone.+(j)

        10.35   Assignment and  Assumption Agreement, dated
                    as of  August 4, 1994,  among TCI/Liberty
                    Holding Company, Tele-Communications, Inc.
                    and John C. Malone. +(l)

        10.36   Form of Indemnification Agreement by and
                    between TINTA and each director.+(a)

        10.37   Tele-Communications, Inc. 1994 Stock Incentive
                    Plan.(i)

        10.38   The Tele-Communications International, Inc.
                   1995 Stock Incentive Plan.(a)

        10.39   Tele-Communications, Inc. 1996 Stock Incentive
                   Plan.(c)

        10.40   Form of 1992 Non-Qualified Stock Option and
                   Stock Appreciation Rights Agreement. +(k)

        10.41   Form  of  Assumption and  Amended  and
                    Restated  Stock Option  Agreement between
                    the Company, TCI/Liberty Holding  Company
                    and  grantee  relating to  assumption of
                    options and  related stock  appreciation
                    rights  under  Tele-Communications, Inc.'s
                    1992  Stock Incentive  Plan pursuant  to
                    Tele-Communications,  Inc.'s  1992
                    Non-Qualified  Stock  Option  and  Stock
                    Appreciation Rights Agreement.+(m)

        10.42   Form of 1993 Non-Qualified Stock Option and
                    Stock Appreciation Rights Agreement. +(k)

        10.43   Non-Qualified Stock Option  and Stock
                    Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H.
                    Kern. +(k)

        10.44   Assumption and Amended and Restated Stock
                    Option Agreement between
                    Tele-Communications,  Inc., TCI/Liberty
                    Holding  Company  and a  director  of
                    Tele-Communications,  Inc. relating  to
                    assumption of options and related stock
                    appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993
                    Non-Qualified  Stock Option and Stock
                    Appreciation Rights Agreement. +(m)

        10.45   Form  of  Assumption  and   Amended  and
                    Restated   Stock  Option  Agreement
                    between   Tele- Communications, Inc.,
                    TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993
                    Non-Qualified Stock Option and Stock
                    Appreciation Agreement. +(m)

        10.46   Form of 1994 Non-Qualified Stock Option and
                    Stock Appreciation Rights Agreement. +(l)

        10.47   Form  of Non-Qualified Stock Option and Stock
                    Appreciation  Rights Agreement for 1995
                    Grant of Options  with tandem stock
                    appreciation rights to purchase  Series A
                    TCI Group common stock pursuant to the
                    Tele-Communications, Inc. 1994 Stock
                    Incentive Plan. +(c)

        10.48   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with tandem  stock
                    appreciation  rights to  purchase Series A
                    Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan. +(c)

        10.49   Form of  Non-Qualified Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights to purchase Series  A
                    TCI Group common stock pursuant to the
                    Tele-Communications, Inc. 1996 Stock
                    Incentive Plan. +(c)

        10.50   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights to  purchase Series  A
                    Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. +(c)

        10.51   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights Agreement  for 1995
                    Grant of Options with  tandem stock
                    appreciation rights  to purchase  Series A
                    Tele-Communications International, Inc.
                    common  stock pursuant to  the
                    Tele-Communications International,  Inc.
                    1995 Stock Incentive Plan. +(c)

        10.52   Form of  Non-Qualified Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights  to purchase  Series A
                    Tele-Communications International, Inc.
                    common stock. +(c)

        10.53   Qualified Employee Stock Purchase Plan of
                    Tele-Communications, Inc., as amended. +(n)

        10.54   Form of  Restricted Stock  Award Agreement for
                    1995 Award of  Series A  TCI Group
                    Restricted Stock pursuant to the
                    Tele-Communications, Inc. 1994 Stock
                    Incentive Plan. +(c)

        10.55   Form of  Restricted Stock  Award  Agreement
                    for  1995 Award  of Series  A Liberty
                    Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.+(c)

        10.56   Form  of Restricted  Stock Award  Agreement
                    for  1995 Award  of  Series A
                    Tele-Communications International, Inc.
                    Restricted Stock  pursuant to  the
                    Tele-Communications  International 1995
                    Stock Incentive Plan.(c)

        10.57   Agreement   regarding  International  Sports
                    Joint  Venture  by  and   among  Liberty
                    Media Corporation, The News Corporation
                    Limited, TINTA and TCI dated October 30,
                    1995.(b)

        10.58   Agreement regarding  U.S. Sports Joint
                    Venture by  and among Liberty  Media
                    Corporation, Fox, Inc., TCI and The News
                    Corporation Limited dated October 30,
                    1995.(b)

        10.59   Share Exchange  Agreement among certain
                    affiliates of SBC CableComms (UK), an
                    affiliate of Cox Communications, Inc.,
                    ("Cox"), Telewest, Telewest
                    Communications plc,  SBC International,
                    Inc., SBCC and Cox dated August 14,
                    1995.(h)

        10.60   The  Scheme of Arrangement  under Section  425
                    of the  Companies Act of 1985  dated
                    August 14, 1995.(h)

        10.61   Indenture among  Telewest and  The Bank  of
                    New York dated October 3, 1995 relating to the Senior Debentures.(b)

        10.62   Subscription  and Option Agreement among
                    Flextech, Flextech 1992 plc  and Scottish
                    Television plc dated August 31, 1995.(b)

        10.63   Agreement for the  sale and purchase of all
                    of the issued share capital of  various
                    companies owned  by IVS  Cable  Holdings
                    Limited among  IVS  Cable  Holdings
                    Limited,  Flextech  and Koninkigke PTT
                    Nederland NV dated October 17, 1995.(b)

        10.64   Stock  Exchange  Agreement dated  July  28,
                    1995  among certain  stockholders  of
                    Torneos  y Compentencias S.A., Torneos y
                    Compentencias S.A. and TINTA.(b)

        10.65   Subscription Agreement date  November 21, 1995
                    among Canal  + S.A.,  Generale d'Images
                    S.A., TINTA and MultiThematiques S.A.(b)

        10.66   Cooperation Agreement dated  November 21, 1995
                    among Canal  + S.A.,  Generale d'Images
                    S.A., TINTA.(b)

        10.67   Side Letter among Canal + S.A.,
                    MultiThematiques S.A., TINTA dated November 21,
                    1995.(b)

        10.68   Side Letter from Canal + S.A. to TINTA
                    relating to a future 50/50 holding company.(b)

        10.69   Agreement of  Amendment of  Partnership
                    Agreement  dated as of May  19, 1995
                    between Telewest Europe Group, UIH, Joint
                    Venture, Inc. (formerly  known as United
                    International Management, Inc.) and
                    UPC.(b)

        10.70   Agreement  of  Amendment  of  Third Amended
                    and  Restated  Partnership  Agreement  of
                    United International Investments dated
                    July 13, 1995 among UA-UII, Inc., Joint
                    Venture, Inc., UIH and UPC.(b)

        10.71   Subscription  Agreement relating  to Jupiter
                    Programming Co.,  Ltd. dated  February 21,
                    1996 between Sumitomo Corporation and TCI
                    Japan, Inc.(r)

        10.72   Shareholders  Agreement relating  to Jupiter
                    Programming Co.,  Ltd.  dated February
                    21, 1996 between Sumitomo Corporation, TCI
                    Japan, Inc., Tele-Communications
                    International, Inc.  and Jupiter
                    Programming Co., Ltd.(r)

        10.73   Sale Contract dated February  7, 1996 between
                    Cordillera Comunicaciones Limitada  and
                    Compana de Telecomunicaciones de Chile
                    S.A.(r)

        10.74   Signal  Transmission and  Connection
                    Maintenance  Agreement dated  February 7,
                    1996  between Metroplos-Intercom S.A. and
                    Compana de Telecomunicaciones de Chile
                    S.A.(r)

        10.75   Shareholders  Agreement   in  relation  to
                    Flextech  p.l.c.  dated  March  20,  1996
                    between International Family
                    Entertainment, Inc. and
                    Tele-Communications International, Inc.(o)

        10.76   English  translation of  Shareholders
                    Agreement  dated February  7, 1996
                    between  Cordillera Communicaciones
                    Limitada and others, and Invercom S.A. and others. (o)

        10.77   North America DTH Platform Memorandum of
                    Understanding. (p)

        10.78   Multi-Country DTH Platform Memorandum of
                    Understanding. (p)

        10.79   Stock  Purchase Agreement  by and  among
                    Eduardo Eurnekian and  Natalio Wende
                    owners of Oeste Cable Color S.A. and
                    Cablevision.(q)

        10.80   Deed of  Guarantee and  Indemnity  and
                    Subordination by Independent Newspapers, plc, Tele-Communications International,
                    Inc.,  and  United  and  Philips
                    Communications,  B.V.  as Guarantors in
                    favour of the Governor and Company of the Bank of Ireland.(q)


21 - Subsidiaries of the Registrant.

23 - Consent of Experts and Counsel.

         23.1 - Consent of KPMG Peat Marwick LLP

         23.2 - Consent of KPMG

27 - Financial Data Schedule.

(a)   Incorporated by reference  to TINTA's Registration
      Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995
      (Registration No. 33-91876).

(b)   Incorporated by reference to TINTA's  Registration
      Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 1995
      (Registration No. 33-80491).

(c) Incorporated by reference to Tele-Communications, Inc.'s Annual Report on Form 10-K dated December
      31, 1995.

(d)   Incorporated by  reference to  Telewest
      Communications plc's  Registration Statement  on
      Form  S-1 filed with the Securities and Exchange
      Commission on April 29, 1994 (Registration No.
      33-79398).


(e)   Incorporated  by reference to Telewest
      Communications plc's Annual Report pursuant to
      Section 13 or 15(d) of the Securities  Exchange
      Act of 1934  for the fiscal year ended December
      31, 1994 on Form 10-K filed with the Securities and Exchange Commission (Commission File Number
      1-24150).

(f)   Incorporated by  reference to Australis Media
      Limited's Registration Statement on Form F-1 filed with the Securities and Exchange Commission on May 16, 1995 (Registration No. 33-87210).

(g)   Incorporated by reference to  United International
      Holding,  Inc.'s Registration Statement on  Form
      S-1 filed  with the  Securities and  Exchange
      Commission  on July  22, 1993  (Registration No.
      33- 61376).

(h)   Incorporated  by reference to Telewest
      Communications plc's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 1995 (Commission File Number
      1-24250).

(i)   Incorporated  herein by  reference to
      Tele-Communications,  Inc.'s Form  S-4
      Registration Statement (Commission File No.
      33-54263).

(j)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Annual  Report on Form
      10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended
      December 31,  1992 (Commission File No. 0-5550).

(k)   Incorporated herein  by reference to
      Tele-Communications, Inc.'s Annual Report on Form
      10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
      December 31,  1993 (Commission File No. 0-5550).

(l)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Annual Report  on Form
      10-K for the year ended December 31, 1994, as amended by Form 10-K/A for the year ended
      December 31,  1994 (Commission File No. 0-2041).

(m)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Post  Effective
      Amendment No. 1  to Form S-4 Registration
      Statement on Form S-8 Registration Statement
      (Commission File No. 33-54263).

(n) Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).

(o)   Incorporated herein  by reference  to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1996.

(p)   Incorporated  herein by  reference to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1996.

(q)   Incorporated  herein by  reference to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1996.

(r) Incorporated herein by reference to Tele-Communications International, Inc.'s Annual Report on Form 10-K dated December 31, 1995.

  + Constitutes management contract or compensatory arrangement.



(b)      Reports on Form 8-K filed during the quarter ended December 31, 1996:

         None.

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TELEWEST COMMUNICATIONS PLC

We have audited the accompanying consolidated balance sheet of Telewest Communications plc and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements on pages 69 to 86 present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31,1996 in conformity with generally accepted accounting principles in the United States of America.






KPMG AUDIT PLC
Chartered Accountants
Registered Auditors
London, England

March 11, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year ended December 31
                                                                       1996        1996          1995          1994
                                                                       $ '000    (pound) '000    (pound) '000  (pound) '000
                                                                      (note 2)
---------------------------------------------------------------------------------------------------------------------------
REVENUE
Cable television                                                      207,572      121,224        64,740        35,875
Telephony - residential                                               214,060      125,013        57,597        23,471
Telephony - business                                                   59,181       34,562        17,449         8,812
Other ((pound)1,600,(pound)1,451 and(pound)1,481 in 1996, 1995 and
  1994, respectively, from related parties)                            16,210        9,467         4,998         3,869
-----------------------------------------------------------------------------------------------------------------------
                                                                      497,023      290,266       144,784        72,027
-----------------------------------------------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
Programming                                                          (119,700)     (69,906)      (32,194)      (15,500)
Telephony                                                             (90,019)     (52,572)      (29,526)      (14,714)
Selling, general and administrative (including
  (pound)2,560, (pound)3,257 and (pound)2,128 in 1996, 1995 and
  1994, respectively, to related parties)                            (286,507)    (167,323)     (105,388)      (60,414)
Depreciation                                                         (222,113)    (129,716)      (60,019)      (30,320)
Amortization of goodwill                                              (44,775)     (26,149)       (7,854)       (1,827)
-----------------------------------------------------------------------------------------------------------------------
                                                                     (763,114)    (445,666)     (234,981)     (122,775)
-----------------------------------------------------------------------------------------------------------------------
OPERATING LOSS                                                       (266,091)    (155,400)      (90,197)      (50,748)

OTHER INCOME/(EXPENSE)
Interest income (including (pound)1,723, (pound)1,583 and (pound)465 in 1996, 1995 and 1994, respectively,
  from related parties)                                                28,512       16,651        15,645         2,291
Interest expense ((pound)1,083 in 1994 to related parties)           (180,086)    (105,172)      (26,649)      (10,069)
Loss on disposal of interest rate swaps                                     -            -        (8,609)            -
Unrealized gain on interest rate swaps                                      -            -             -         1,636
Foreign exchange losses, net                                           (4,860)      (2,838)      (14,575)          (21)
Share of net losses of affiliates                                     (27,351)     (15,973)      (12,777)       (8,466)
Gain/(loss) on disposal of assets                                         978          571          (419)           26
Minority interests in (profits)/losses of consolidated
  subsidiaries, net                                                      (308)        (180)          (16)           39
Other, net                                                                  -            -            82           (25)
-----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                             (449,206)    (262,341)     (137,515)      (65,337)
Income tax expense (note 14)                                              (86)         (50)          (16)            -
-----------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY GAIN                                       (449,292)    (262,391)     (137,531)      (65,337)
Extraordinary gain (note 15)                                                -            -             -         7,287
-----------------------------------------------------------------------------------------------------------------------
NET LOSS                                                             (449,292)    (262,391)     (137,531)      (58,050)
=======================================================================================================================


                                                                                  Year ended December 31
                                                                                                                Pro forma
                                                                         1996         1996          1995          1994
                                                                           $*        (pound)*      (pound)*      (pound)*
--------------------------------------------------------------------------------------------------------------------------
LOSS PER ORDINARY SHARE
Weighted average number of ordinary shares
  outstanding                                                        925,425,473  925,425,473   861,424,848   630,756,392
Loss per ordinary share before extraordinary gain                          (0.49)       (0.28)        (0.16)        (0.10)
Extraordinary gain                                                          -            -             -             0.01
-------------------------------------------------------------------------------------------------------------------------
LOSS PER ORDINARY SHARE                                                    (0.49)       (0.28)        (0.16)        (0.09)
-------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

* Except number of shares

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31
                                                                                      1996       1996          1995
                                                                                     $ '000    (pound) '000   (pound) '000
                                                                                   (note 2)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                          135,470        79,116       464,818
Trade receivables (net of allowance for doubtful accounts
  of (pound)5,405 and(pound)4,695)                                                  50,179        29,305        23,123
Other receivables (note 7)                                                          55,468        32,394        25,657
Prepaid expenses                                                                     8,849         5,168         6,133
Investments in affiliates, accounted for under the equity method,
  and related receivables (note 8)                                                 118,868        69,420        80,703
Other investments, at cost                                                          43,948        25,666        20,666
Property and equipment (less accumulated depreciation
  of (pound)308,240 and(pound)182,142) (note 9)                                  2,478,030     1,447,194     1,063,808
Goodwill (less accumulated amortization of(pound)37,907 and(pound)11,758)          841,236       491,290       495,881
Other assets (less accumulated amortization of (pound)4,162 and (pound)742)
  (note 11)                                                                        106,825        62,387       108,931
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     3,838,873     2,241,940     2,289,720
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                                    80,230        46,855        40,402
Other liabilities (note 12)                                                        325,679       190,200       103,824
Debt (note 13)                                                                   1,505,713       879,351       792,265
Capital lease obligations                                                           93,132        54,390        30,314
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                2,004,754     1,170,796       966,805
----------------------------------------------------------------------------------------------------------------------

MINORITY INTERESTS                                                                     594           347           167
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (note 16)
Convertible preference shares, 10p par value; 661,000,000
  shares authorized and 496,066,708 shares issued and outstanding                   84,942        49,607        49,607
Ordinary shares, 10p par value; 2,010,000,000 shares authorized;
  927,567,600 and 919,963,400 issued and outstanding in 1996
  and 1995, respectively                                                           158,828        92,757        91,996
Additional paid-in capital                                                       2,282,302     1,332,887     1,322,971
Accumulated deficit                                                               (688,530)     (402,108)     (139,717)
----------------------------------------------------------------------------------------------------------------------

                                                                                 1,837,542     1,073,143     1,324,857

Ordinary shares held in trust for The Telewest Restricted Share
  Scheme (note 17)                                                                  (4,017)       (2,346)       (2,109)
----------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                       1,833,525     1,070,797     1,322,748
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 18)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       3,838,873     2,241,940     2,289,720
======================================================================================================================


See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31
                                                                     1996          1996          1995          1994
                                                                    $ '000      (pound) '000   (pound) '000   (pound) '000
                                                                   (note 2)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary gain                                       (449,292)    (262,391)     (137,531)      (65,337)
Adjustments to reconcile loss before extraordinary gain
  to net cash provided by/(used in) operating activities:
  Depreciation                                                        222,113      129,716        60,019        30,320
  Amortization of goodwill                                             44,775       26,149         7,854         1,827
  Amortization of deferred financing costs and issue
    discount on senior discount debentures                            126,888       74,104        16,605             -
  Accrued interest on senior debentures                                     -            -         5,451             -
  Unrealized loss on foreign currency translation                       4,860        2,838        14,575             -
  Loss on disposal of interest rate swaps                                   -            -         8,609             -
  Unrealized gain on interest rate swaps                                    -            -             -        (1,636)
  Share of losses of affiliates                                        27,351       15,973        12,777         8,466
  (Gain)/loss on disposals of assets                                     (978)        (571)          419           (26)
  Minority interests in profit/(loss)                                     308          180            16           (39)
Changes in operating assets and liabilities, net of
  effect of acquisition of subsidiaries:
  Change in receivables                                               (27,239)     (15,908)       (5,282)       (8,102)
  Change in prepaid expenses                                            1,632          953        (3,367)        1,004
  Change in accounts payable                                           (7,834)      (4,575)       (5,603)       15,293
  Change in other liabilities                                          88,471       51,668        19,206         9,067
Other                                                                       -            -          (356)            -
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                    31,055       18,136        (6,608)       (9,163)
----------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                                 (795,136)    (464,367)     (254,453)     (202,683)
Cash paid for acquisition of subsidiaries                             (24,258)     (14,167)       (3,232)         (236)
Additional investments in and loans to affiliates                      (4,671)      (2,728)       (9,143)      (23,761)
Additions to other investments                                         (8,562)      (5,000)            -             -
Proceeds from disposals of assets                                       5,238        3,059           688           294
Other investing activities                                                  -            -           335        (5,505)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                (827,389)    (483,203)     (265,805)     (231,891)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for credit facility arrangement costs                       (31,506)     (18,400)            -             -
Proceeds from debenture issue                                               -            -       754,812             -
Cash paid for foreign currency option                                       -            -       (88,070)            -
Repayment of borrowings                                                (1,604)        (937)     (157,930)     (219,700)
Cash paid for debenture issue costs                                    (1,420)        (829)      (20,574)            -
Cash paid for share issue costs                                             -            -        (6,141)      (28,543)
Proceeds from share issues                                                  -            -             -       511,800
Proceeds from borrowings                                              171,915      100,400             -       174,200
Capital element of finance lease repayments                            (2,108)      (1,231)       (1,291)         (210)
Net contributions from Joint Venturers and minorities                       -            -             -        44,995
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             135,277       79,003       480,806       482,542
----------------------------------------------------------------------------------------------------------------------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                 (661,057)    (386,064)      208,393       241,488
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                        620          362         8,423             -
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        795,907      464,818       248,002         6,514
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              135,470       79,116       464,818       248,002
======================================================================================================================

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                           Net assets of
                                                                                                        the Joint Venture
                                                                                                           (pound) '000
                                                                                                           (See note 1)
----------------------------------------------------------------------------------------------------------------------
JOINT VENTURE:
PERIOD FROM JANUARY 1 TO NOVEMBER 22, 1994
Balance at January 1, 1994                                                                                     311,695
Capital contribution                                                                                           121,873
Repayment of the Joint Venturers' capital accounts                                                             (75,700)
Net loss                                                                                                       (55,864)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 22, 1994                                                                                   302,004
======================================================================================================================

On November 22, 1994 the net assets of Joint Venture were contributed to the Company, as described in Note 1 to the consolidated financial statements. The contribution appears as an increase in additional paid-in capital in the following table.

                                        Convertible                              Additional
                                         preference     Ordinary     Shares held   paid-in    Accumulated
                                           shares        shares       in trust     capital      deficit        Total
                                        (pound) '000   (pound) '000    (pound) '000 (pound) '000  (pound) '000   (pound) '000
---------------------------------------------------------------------------------------------------------------------------

COMPANY:
Shares issued during the year              15,300        84,824             -      384,272             -       484,396
Ordinary shares held in trust
  for the Telewest Restricted
  Share Scheme                                  -             -        (7,280)           -             -        (7,280)
Contribution of the Joint
  Venture to the Company
  on November 22, 1994                          -             -             -      302,004             -       302,004
Net loss                                        -             -             -            -        (2,186)       (2,186)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31, 1994                          15,300        84,824        (7,280)     686,276        (2,186)      776,934
Conversion of ordinary
  shares into convertible
  preference shares                        11,227       (11,227)            -            -             -             -
Shares issued in connection
  with the acquisition
  of TCMN (see note 5)                     23,080        18,399             -      636,695             -       678,174
Accrued employee
  compensation relating
  to the Telewest Restricted
  Share Scheme                                  -             -         5,171            -             -         5,171
Net loss                                        -             -             -            -      (137,531)     (137,531)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1995                        49,607        91,996        (2,109)   1,322,971      (139,717)    1,322,748
Ordinary shares issued                          _           761             -        9,916             -        10,677
Accrued employee compensation
  relating to the Telewest
  Restricted Share Scheme                       -             -          (237)           -             -          (237)
Net loss                                        -             -             -            -      (262,391)     (262,391)
----------------------------------------------------------------------------------------------------------------------

BALANCE AT
  DECEMBER 31, 1996                        49,607        92,757        (2,346)   1,332,887      (402,108)    1,070,797
======================================================================================================================

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS years ended December 31, 1996 and 1995

1  ORGANIZATION AND HISTORY

Telewest Communications plc ("the Company") is a cable television and telephony operator which offers these services to business and residential customers in the United Kingdom ("UK"). The Company derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Company derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The cable television and telephony services account for approximately 42% and 55%, respectively, of the Company's revenue. This revenue is predominantly derived from residential, rather than business, customers.

The Company was incorporated on October 20, 1994 under the laws of England and Wales in preparation for the October 2,1995 internal reorganization of Telewest Communications Cable Limited ("TCCL"), then called TeleWest Communications plc, and its subsidiaries whereby the entire issued share capital of TCCL was transferred to the Company in exchange for fully paid up shares of the Company. TCCL had traded since November 22, 1994 when affiliates of Tele-Communications, Inc. (the "TCI Affiliates") and affiliates of US WEST, Inc. (the "US WEST Affiliates") contributed their UK cable interests to TCCL (the "Contribution"). These interests were previously held by the TCI Affiliates and US WEST Affiliates through TCI/US West Cable Communications Group, a general partnership. TCI/US WEST Cable Communications Group and its subsidiaries collectively are referred to herein as the "Joint Venture" and the TCI Affiliates and US WEST Affiliates collectively are referred to herein as the "Joint Venturers".

2  BASIS OF PREPARATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's historical shareholders' equity for the periods prior to November 22, 1994, is the excess of the Joint Venture's assets over the Joint Venture's liabilities and represents the historical cost of the capital contributions made by the Joint Venturers less the accumulated deficit arising from the Joint Venture's operations.

The economic environment and currency in which the Company operates is the UK and hence its reporting currency is Pounds Sterling ((pound)). Certain financial information for the year ended December 31, 1996 has been translated into US Dollars, with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.7123 = (pound)1.00, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and those of all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

All acquisitions have been accounted for under the purchase method of accounting. Under this method, the results of subsidiaries and affiliates acquired in the year are included in the consolidated statement of operations from the date of acquisition.

Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortized over the acquisition's useful life or over a maximum period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if projected future operating cash flows are not achieved. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cash flows using a discount rate reflecting the Company's cost of funds.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less that are readily convertible into cash.

FINANCIAL INSTRUMENTS

The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps"). Such contracts are used to hedge against adverse changes in foreign currency exchange rates associated with obligations denominated in foreign currency.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

The foreign currency option and Foreign Currency Swaps are recorded on the balance sheet in other assets or other liabilities at their fair value at the reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

Interest rate swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method. Net income or expense resulting from the differential between exchanging floating and fixed rate interest payments is recorded on an accruals basis. To the extent that the interest rate swap agreements are delayed starting, net income or expense is not recognized until the effective date of the agreement.

Other interest rate swaps which are held as trading assets are recorded on the balance sheet at their fair value at the end of each reporting period with changes in their fair value being recorded as gains and losses in the statement of operations.

INVESTMENTS

Investments in partnerships, joint ventures and subsidiaries in which the Company's voting interest is 20% to 50%, and others where the Company has significant influence, are accounted for using the equity method. Investments which do not have a readily determinable fair value, in which the Company's voting interest is less than 20%, and in which the Company does not have significant influence, are carried at cost and written down to the extent that there has been an other-than-temporary diminution in value.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The amount of advertising costs expensed was (pound)24,846,000, (pound)10,246,000, and (pound)4,313,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, including the historical carryover basis cost from the Contribution. Except during the prematurity period as described below, depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal installments over their estimated useful economic lives as follows:

Freehold and long leasehold buildings           50 years
Cable and ducting                               20 years
Electronic equipment
- System electronics                             8 years
- Switching equipment                            8 years
- Subscriber electronics                         5 years
- Headend, studio and playback facilities        5 years
Other equipment
- Office furniture and fittings                  5 years
- Motor vehicles                                 4 years

During the prematurity period, depreciation of cable and ducting and system electronics is charged monthly to write off the estimated cost at the end of the prematurity phase over a useful life of 20 and 8 years, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No 51, "Financial Reporting by Cable Television Companies", the monthly charge is scaled down by a ratio of average customers in the current period to the estimated customer base at the end of the prematurity period. The prematurity period covers the period between connecting the first customer and substantial completion of the network.

Preconstruction costs which are included within cable and ducting are amortized over the life of the franchise from the date of the first customer.

The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under SFAS No 51.

The estimated useful lives of cable and ducting and systems electronics were reassessed with effect from January 1, 1996, and were changed from 25-30 years and 10 years to 20 years and 8 years, respectively. The net book value of these assets are being written-off over their revised estimated remaining lives.

FRANCHISE COSTS

Expenditure incurred on successful applications for franchise licenses is included in property and equipment and is amortized over the remaining life of the original franchise term. Costs relating to unsuccessful applications are charged to the statement of operations.

DEFERRED FINANCING COSTS

Costs incurred in raising debt are deferred and recorded on the balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation.

MINORITY INTERESTS

Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

FOREIGN CURRENCIES

Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the statement of operations.

REVENUE RECOGNITION

Revenue is recognized as services are delivered. Other revenues include connection fees which are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that customers are expected to remain connected to the system.

3  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

PENSION COSTS

The Company does not have a defined-benefit pension plan but operates a defined-contribution scheme or contributes up to specified limits to the third-party scheme of the employee's choice. The amount included in losses in 1996, 1995 and 1994 of (pound)2,580,000, (pound)1,538,000, and (pound)839,000, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

INCOME TAXES

Prior to November 22, 1994 no provision had been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Joint Venture were reported in the respective income tax returns of the individual Joint Venturers. Following the reorganization effective on November 22, 1994, the Company became subject to UK taxation and adopted SFAS No 109, "Accounting for Income Taxes". The adoption of SFAS No 109 does not give rise to any cumulative adjustment to be made in the 1994 consolidated statement of operations. Under the asset and liability method of SFAS No 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered.

SHARE-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for share-based employee compensation plans at fair value. The Company has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's shares at the date of the grant over the amount an employee must pay to acquire the shares.

Shares purchased by trustees in connection with the Telewest Restricted Share Scheme, are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the balance sheet. This equity account is reduced when the shares are awarded to employees based on the original cost of the shares to the trustees. The value of awards of ordinary shares to be made to employees in future years is charged to the statement of operations to the extent that the awards have been awarded to and earned by employees in the current accounting period. The value of shares which have been awarded to, but have not been earned by employees, is included as deferred compensation expense within other assets.

LOSS PER ORDINARY SHARE

Loss per ordinary share is based on the weighted average number of ordinary shares outstanding during the year. Ordinary share equivalents are not included in the computation as their effect would be to decrease the loss per share. The pro forma loss per ordinary share calculated for the year ended December 31, 1994 assumes that ordinary shares issued to the Joint Venturers in return for the Contribution had been outstanding for the entire year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements and servicing of financial assets and extinguishment of liabilities occurring after December 31,1996. In December 1996, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", was issued. SFAS No. 127 defers for one year the effective date of certain requirements of SFAS No. 125. SFAS No. 125 is not expected to have a material impact on the financial position or results of operations of the Company.

Statement of Position ("SOP") No. 96-1 "Environmental Remediation Liabilities", was issued in October 1996. This statement provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display, and disclosure of environment remediation liabilities. The provisions of this statement are effective for fiscal years beginning after December 15, 1996. SOP 96-1 is not expected to have a material impact on the financial position or results of operations of the Company.


4  FINANCIAL INSTRUMENTS

FOREIGN CURRENCY OPTION CONTRACT

At December 31, 1996, the Company held a Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount at maturity of its US Dollar-denominated Senior Discount Debentures due 2007 ("Senior Discount Debentures"). The expiration date of this option contract is September 28, 2000. The put option has a strike price at expiration of (pound)1.00 = US$1.4520. The foreign currency option has been included in other assets at its fair value on December 31, 1996.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY SWAP

The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount of its US Dollar-denominated Senior Debentures due 2006 ("Senior Debentures"). The terms of the contract provided for the Company to make an initial exchange of principal of US$300,000,000 in exchange for (pound)196,078,000. On expiration on October 1, 2000, the initial principal amounts will be re-exchanged. The interest element of the Foreign Currency Swap requires the Company to make Pounds Sterling fixed-rate interest payments and to receive US Dollar fixed-rate interest payments on the initial exchange amounts on a semi-annual basis. The Foreign Currency Swap contract has been included in other liabilities at its fair value on December 31, 1996.

INTEREST RATE SWAPS

The Company has also entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on its senior secured credit facility ("Senior Secured Facility"). The effective dates of the swap agreements are January 2, 1997 and March 31, 1997, and the agreements mature on December 31, 2001 and March 28, 2002.
The aggregate notional principal amount of the swaps adjusts upwards on a semi-annual basis to a maximum of (pound)750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR rate and pays a fixed interest rate in the range of 7.835 - 7.975%.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of an estimate of the fair values of certain financial instruments. SFAS No. 119 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

At December 31, 1996, the Company's significant financial instruments include cash and cash equivalents, trade receivables, a foreign currency option contract, a Foreign Currency Swap, interest rate swap agreements, trade payables and long-term borrowings. The following table summarizes the fair value of the foreign currency option contract, the Foreign Currency Swap, the interest rate swap agreements, the Senior Discount Debentures and the Senior Debentures. The fair value of the other financial instruments held by the Company approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table.

                     AT DECEMBER 31, 1996      At December 31, 1995
                    CARRYING                   Carrying
                     AMOUNT       FAIR VALUE   amount     Fair value
                   (pound) '000  (pound) '000  (pound) '000  (pound) '000
-------------------------------------------------------------------------------
Assets:
Foreign currency
  option contract      25,828      25,828       85,742       85,742

Liabilities:
Interest rate swap
  agreements                -       4,776            -            -
Foreign Currency Swap  26,481      26,481        3,983        3,983
Senior Discount
  Debentures          600,799     621,367      595,266      601,222
Senior Debentures     175,203     179,582      193,113      196,975
===============================================================================

The estimated fair value of the foreign currency option contract, the interest rate swap agreements and the Foreign Currency Swap are based on quotations received from independent, third party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates and counterparty credit risk. The estimated fair value of the Senior Discount Debentures and the Senior Debentures are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Company is not exposed to such market risk because gains and losses on the financial instruments are offset by gains and losses on the underlying assets and liabilities.

The Company may be exposed to potential losses due to the credit risk of non-performance by the counterparties to its foreign currency option, interest rate swap agreements and Foreign Currency Swap contract, however such losses are not anticipated as these counterparties are major international financial institutions.

Temporary cash investments also potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risks". The Company places its temporary cash investments with major international financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

At December 31, 1996, the Company had no significant concentration of credit risk.

5  BUSINESS COMBINATIONS

On January 10, 1996, the Company acquired the entire issued share capital of Telewest Communications (Worcester) Limited, then called Bell Cablemedia (Worcester) Limited and the owner of the Worcester cable franchise, for cash consideration of (pound)9,849,000. Telewest Communications (Worcester) Limited was otherwise a dormant company with net assets of (pound)2 representing its called up share capital. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition was (pound)9,848,998 and is being amortized on a straight line basis over 20 years.

During the year, the Company made various other minor acquisitions, largely for share consideration. The goodwill arising on these acquisitions was (pound)11,708,000 and is being amortized on a straight-line basis over 20 years.

On October 3, 1995, the Company acquired the entire share capital of Telewest Communications (Midlands & North West) Limited ("TCMN"), then called SBC CableComms (UK), a company which holds cable television and telephony interests in the UK, from an affiliate of Cox Communications, Inc. and affiliates of SBC Communications, Inc., in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. The value attributable to the shares issued was (pound)1.635 per share, being the market price of the shares on June 8, 1995, the day the terms of the acquisition were agreed to and announced. The fair value of the share consideration using this share price was (pound)678,174,000. The aggregate cost of acquisition was (pound)689,878,000 including payment of expenses relating to the acquisition. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition is (pound)464,872,000 and is being amortized on a straight-line basis over 20 years.

The operating results of these acquisitions are included in the Company's consolidated statement of operations from their respective dates of acquisition. The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of 1995, after giving effect to the amortization of goodwill arising as a result of each of the acquisitions:

                                      1996         1995
                                   (pound) '000  (pound) '000
-------------------------------------------------------------------------------

Revenue                              290,266       191,195
Net loss                            (262,608)     (189,225)
===============================================================================

The above unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the dates indicated above, nor is it indicative of future results.

6  SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest was (pound)25,795,000, (pound)6,041,000 and (pound)8,013,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Significant non-cash investing activities of the Company are described below. The amounts stated for 1996 represent the purchase of former minority shareholders' interests in certain UK cable interests held by the Company. The amounts stated for 1995 represent the purchase of TCMN for largely share consideration as described in Note 5 to the consolidated financial statements. The amounts stated for 1994 represent the contribution of UK cable interests to the Company by the Joint Venturers.

                               1996          1995           1994
                            (pound) '000   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Purchase/contribution of
  cable interests:
  Assets                          -         428,080         3,967
  Liabilities assumed             -         (45,144)       (2,744)
  Debt assumed                    -        (157,930)            -
  Minority interest in
     subsidiaries                 -               -           (44)
-------------------------------------------------------------------------------

Net assets acquired/
  contributed                     -         225,006         1,179
Goodwill on acquisition       9,874         464,872             -
-------------------------------------------------------------------------------

                              9,874         689,878         1,179
===============================================================================

Share consideration/
  capital contribution        9,869         678,174         1,179
Costs of acquisition              5          11,704             -
-------------------------------------------------------------------------------
                              9,874         689,878         1,179
===============================================================================

The Company entered into finance lease arrangements for switching equipment and other equipment with a total capital value at the beginning of the lease of (pound)25,307,000, (pound)16,920,000 and (pound)6,820,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

7  OTHER RECEIVABLES

                                               At December 31
                                      1996          1995
                                   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Value Added Tax refund                10,633       5,145
Interconnection receivables            3,865       3,019
Interest receivable                       63       3,341
Accrued income                         4,356       3,311
Recoverable expenses                   5,714       2,808
Other                                  7,763       8,033
-------------------------------------------------------------------------------

                                      32,394      25,657
===============================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8  INVESTMENTS

The Company has investments in affiliates accounted for under the equity method at December 31, 1996 and 1995 as follows:

                                                 Percentage ownership
                                                    at December 31
                                        1996            1995
                                       (pound) '000   (pound) '000
-------------------------------------------------------------------------------
Cable London plc                          50.00%       49.00%
Birmingham Cable Corporation
  Limited                                 27.47%       27.47%
London Interconnect Limited               16.67%       16.67%
Central Cable Sales Limited               50.00%       50.00%
===============================================================================

The Company has accounted for its investment in London Interconnect Limited under the equity method because it is in a position to exercise a significant influence over London Interconnect Limited.

Summarized financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

COMBINED FINANCIAL POSITION

                                                At December 31
                                     1996           1995
                                  (pound) '000    (pound) '000
-------------------------------------------------------------------------------

Property and equipment, net          391,183      311,265
Intangible assets, net                 3,845        4,644
Other assets, net                    105,475      149,786
-------------------------------------------------------------------------------

TOTAL ASSETS                         500,503      465,695
===============================================================================

Debt                                 281,500      247,653
Other liabilities                     91,947       50,268
Owners' equity                       127,056      167,774
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY         500,503      465,695
===============================================================================



COMBINED OPERATIONS

                                   Year ended December 31
                                      1996         1995
                                   (pound) '000  (pound) '000
-------------------------------------------------------------------------------

Revenue                               98,329       70,016
Operating expenses                  (124,358)     (99,184)
-------------------------------------------------------------------------------

Operating loss                       (26,029)     (29,168)
Interest expense                     (15,945)      (4,615)
-------------------------------------------------------------------------------

NET LOSS                             (41,974)     (33,783)
===============================================================================

The Company's investments in affiliates are comprised as follows:

                                       AT DECEMBER 31
                                       1996         1995
                                   (pound) '000   (pound) '000
-------------------------------------------------------------------------------

Loans                                 29,089       24,593
Share of net assets                   40,331       56,110
-------------------------------------------------------------------------------

                                      69,420       80,703
===============================================================================

Any excess of the purchase cost over the value of the net assets acquired is included in goodwill and amortized over 20 years on a straight-line basis.

9  PROPERTY AND EQUIPMENT

                                                                    Cable and    Electronic      Other
                                           Land       Buildings      ducting     equipment      equipment      Total
                                        (pound) '000  (pound) '000   (pound) '000  (pound) '000    (pound) '000  (pound) '000
---------------------------------------------------------------------------------------------------------------------------

ACQUISITION COSTS
Balance at January 1, 1996                  4,223        36,005       766,866      359,617        79,239     1,245,950
Additions                                       -         9,951       335,844      130,783        39,012       515,590
Disposals                                       -             -          (749)        (565)       (4,792)       (6,106)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31,1996                 4,223        45,956     1,101,961      489,835       113,459     1,755,434
---------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at January 1, 1996                      -         4,920        74,532       70,810        31,880       182,142
Charge for year                                 -         2,458        47,374       60,220        19,664       129,716
Disposals                                       -             -          (725)        (547)       (2,346)       (3,618)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                    -         7,378       121,181      130,483        49,198       308,240
---------------------------------------------------------------------------------------------------------------------------

1996 NET BOOK VALUE                         4,223        38,578       980,780      359,352        64,261     1,447,194
===========================================================================================================================

ACQUISITION COSTS
Balance at January 1, 1995                  4,055        16,643       321,208      149,652        30,575       522,133
On acquisition of TCMN                        168        14,551       284,670      131,682        25,681       456,752
Additions                                       -         4,811       161,439       78,729        24,097       269,076
Disposals                                       -             -          (451)        (446)       (1,114)       (2,011)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31,1995                 4,223        36,005       766,866      359,617        79,239     1,245,950
---------------------------------------------------------------------------------------------------------------------------

ACCUMULATED DEPRECIATION
Balance at January 1,1995                       -         2,106        25,926       28,040        11,218        67,290
On acquisition of TCMN                          -           833        26,201       17,080        11,660        55,774
Charge for year                                 -         1,981        22,507       25,791         9,740        60,019
Disposals                                       -             -          (102)        (101)         (738)         (941)
---------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995                    -         4,920        74,532       70,810        31,880       182,142
---------------------------------------------------------------------------------------------------------------------------

1995 NET BOOK VALUE                         4,223        31,085       692,334      288,807        47,359     1,063,808
===========================================================================================================================

Cable and ducting consists principally of civil engineering and fibre optic costs. In addition, cable and ducting includes net book value of preconstruction and franchise costs of (pound)13,220,000 and (pound)14,388,000 as of December 31, 1996 and 1995, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures and leasehold improvements.


10  VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions charged to
                                        Balance at   Acquisition    Costs and        Other                    Balance at
                                        January 1      of TCMN       expenses      accounts     Deductions   December 31
                                       (pound) '000   (pound) '000    (pound) '000   (pound) '000  (pound) '000   (pound) '000
--------------------------------------------------------------------------------------------------------------------------
1996
Allowance for doubtful accounts             4,695             -         9,020            -        (8,310)        5,405
==========================================================================================================================

1995
Allowance for doubtful accounts             1,736         1,063         5,920            -        (4,024)        4,695
==========================================================================================================================

1994
Allowance for doubtful accounts               577             -         3,392           26        (2,259)        1,736
==========================================================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



11  OTHER ASSETS

The components of other assets, net of amortization, are as follows:

                                                        At December 31
                                          1996              1995
                                       (pound) '000       (pound) '000
------------------------------------------------------------------------
Deferred financing costs of debentures    17,510           20,716
Deferred financing costs of Senior
  Secured Facility                        18,186                -
Foreign currency option contract          25,828           85,742
Other                                        863            2,473
------------------------------------------------------------------------

                                         62,387           108,931
========================================================================


12  OTHER LIABILITIES

Other liabilities are summarized as follows:

                                                 At December 31
                                       1996          1995
                                    (pound) '000   (pound) '000
------------------------------------------------------------------

Amounts due to affiliated or other
  related parties                      1,901         2,052
Accrued interest                       8,921         5,740
Accrued construction costs            36,397        14,859
Accrued expenses and deferred income  82,938        58,507
Foreign Currency Swap                 26,481         3,983
Other liabilities                     33,562        18,683
------------------------------------------------------------------
                                     190,200       103,824
==================================================================


13  DEBT

Debt is summarized as follows at December 31, 1996 and 1995:

                        Weighted average
                          interest rate       1996            1995
                         1996      1995    (pound) '000     (pound) '000
-------------------------------------------------------------------------------
Senior
  Debentures            9.625%    9.625%      175,203        193,113
Senior Discount
  Debentures           11.000%   11.000%      600,799        595,266
Senior Secured
  Facility              8.281%        -       100,000              -
Other debt              7.790%    8.450%        3,349          3,886
-------------------------------------------------------------------------------

                                              879,351        792,265
===============================================================================

SENIOR DEBENTURES

In October 1995, the Company issued US$300,000,000 principal amount of Senior Debentures with a yield to maturity of 9.625%. The cash consideration received at the date of issue was (pound)188,703,000. The Senior Debentures mature on October 1, 2006. Interest on the Senior Debentures accrues semi-annually and is payable in arrears. The Senior Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 104.813% of the principal amount during the year commencing October 1, 2000, 102.406% of the principal amount during the year commencing October 1, 2001, and thereafter at 100% of the principal amount plus accrued and unpaid interest.

The Senior Debentures and the Senior Discount Debentures, which are described below, were issued to finance general working capital, capital expenditure, foreign currency swap and options to hedge against adverse fluctuations in exchange rates, and additional investments in affiliated companies. A portion of the net proceeds of the issue also was used to repay the (pound)157,930,000 indebtedness outstanding under the loan facility held by TCMN at the date that it was acquired by the Company.

The indenture under which the Senior Debentures were issued contains various covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Company was in compliance with the convenants at December 31, 1996.

The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount which will be outstanding on October 1, 2000, the earliest redemption date, and the associated interest payments of the Senior Debentures. The terms of the Foreign Currency Swap are described in Note 4 to the consolidated financial statements.

The Senior Debentures are unsecured liabilities of the Company.

SENIOR DISCOUNT DEBENTURES

In October 1995, the Company issued US$1,536,413,000 principal amount at maturity of Senior Discount Debentures with a yield to maturity of 11%. The cash consideration received at the date of issue was (pound)566,109,000 (US$900,000,000). At December 31, 1996, the unamortized portion of the discount on issue was (pound)296,482,000 (US$507,665,000). The Senior Discount Debentures mature on October 1, 2007. Interest on the Senior Discount Debentures accrues semi-annually. Cash interest will not accrue on the Senior Discount Debentures prior to October 1, 2000 and is thereafter payable in arrears on April 1 and October 1 of each year at a rate of 11% per annum. The Senior Discount Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 100% of the principal amount plus accrued and unpaid interest.

The indenture under which the Senior Discount Debentures were issued contains various covenants as set out for the Senior Debentures above and the Company was in compliance with such covenants at December 31, 1996.

The Company has purchased a five year Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount which will be outstanding on October 1, 2000, the earliest redemption date, of the Senior Discount Debentures. The terms of the foreign currency option contract are described in Note 4 to the consolidated financial statements.

The Senior Discount Debentures are unsecured liabilities of the Company.

SENIOR SECURED FACILITY

During the year, a subsidiary of the Company entered into a senior secured credit facility (the "Senior Secured Facility") with a syndicate of banks. The facility is available to finance the capital expenditure, working capital requirements and other permitted related activities involving the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South and South West Regional Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licenses or franchises which may become available and to refinance advances and the payment of interest, fees, and expenses in respect of the Senior Secured Facility.

The facility is divided into two tranches: the first portion (Tranche A) is available on a revolving basis for up to (pound)300 million, reducing to (pound)100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualized consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the Tranche B facility converts to a term loan amortizing over 5 years. The aggregate drawing at any time under both tranches cannot exceed (pound)1.2 billion. At December 31, 1996, (pound)100,000,000 was outstanding under Tranche A. During the year, the Company paid (pound)2,487,000 for commitment fees relating to the unused portion of the facility.

Borrowings under the facility are secured by the assets of the Company, including the partnership interests and shares of subsidiaries, and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B. In September 1996, the Company entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on the Senior Secured Facility. The terms of the swap agreements are described in Note 4 to the consolidated financial statements.

The Company's ability to borrow under the facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein.

The Company was in compliance with the covenants at December 31, 1996.

OTHER DEBT

Other debt is represented by property loans which are secured on freehold land and buildings held by the Company which mature in 1997. The property loans bear interest at a rate of between 1.00% and 1.75% above LIBOR.

14  INCOME TAXES

As discussed in Note 3 to the consolidated financial statements, the Company has adopted SFAS No 109 as of November 22, 1994. The adoption of this standard has no cumulative effect to be reported in the 1994 consolidated statement of operations.

Loss before income taxes is solely attributable to the UK.

The provisions for income taxes follow:

                                      Year ended December 31
                                        1996           1995
                                     (pound) '000   (pound) '000
--------------------------------------------------------------------------------

Currently payable                         50          16
================================================================================

A reconciliation of income taxes determined using the statutory UK rate of 33% to the effective rate of income tax is as follows:

                                      Year ended December 31
                                         1996        1995
                                           %           %
--------------------------------------------------------------------------------
Corporate tax at UK statutory rates      (33)        (33)
Permanent differences                      1           3
Valuation allowance and other
  temporary differences                   30          26
Share of losses of affiliates              2           4
--------------------------------------------------------------------------------
                                           -           -
================================================================================


Deferred income tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows:

                                      1996             1995
                                   (pound) '000      (pound) '000
--------------------------------------------------------------------------------
Deferred tax assets relating to:
Fixed assets                               -           2,200
Net operating loss carryforwards     310,300          97,000
Other                                  3,400           9,200
--------------------------------------------------------------------------------
Deferred tax asset                   313,700         108,400
Valuation allowance                 (175,200)        (96,300)
--------------------------------------------------------------------------------
                                     138,500          12,100
--------------------------------------------------------------------------------
Deferred tax liabilities relating to:
Fixed assets                        (110,600)              -
Other                                (27,900)        (12,100)
--------------------------------------------------------------------------------
Deferred tax liabilities            (138,500)        (12,100)
--------------------------------------------------------------------------------
DEFERRED TAX ASSET PER
  BALANCE SHEET                            -               -
================================================================================

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1996 and 1995 the Company estimates that it has, subject to Inland Revenue agreement, net operating losses ("NOLs") of (pound)940,000,000 and (pound)294,000,000, available to relieve against future profits. NOLs at D ember 31, 1995 exclude capital allowances on assets which were available to the Company, but had not been claimed. At December 31, 1996, NOLs include a claim for all available capital allowances.

The NOLs have an unlimited carry forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

15  EXTRAORDINARY GAIN

The Company had entered into interest rate swap agreements in order to manage the interest rate risk on its previous revolving credit facilities by swapping the interest rate on part of its variable rate debt for a fixed interest rate. Following the initial public offering of the Company in November 1994, the Company used a portion of the proceeds from the offering to repay all amounts outstanding under these credit facilities and the interest rate swap agreements ceased to be a hedge of the interest rate liability. The interest rate swaps were retained pending their use as hedges of interest rates on future drawdowns of the credit facilities. They had been placed on the balance sheet at their fair value at the date upon which the debt was repaid and an extraordinary gain equal to the aggregate fair value of the interest rate swaps at this date was recognized in the consolidated statement of operations. Any change in the aggregate fair value of the swap agreements since this date had been recognized in the consolidated statement of operations. On October 12, 1995, the Company sold the interest rate swaps, recognizing a loss on disposal.

16  SHAREHOLDERS' EQUITY

MOVEMENTS IN SHARE CAPITAL

During the year the Company issued 7,604,200 ordinary shares of 10 pence each for the following consideration: an additional 1% of the ordinary shares of Cable London plc, the surrender by Trans-Global (UK) Limited of its option to acquire 9.9% of equity in the South East Regional Franchise Area, and the remaining 20% of the ordinary shares of Telewest Communications (Cotswolds) Limited held by a minority interest.

On October 3, 1995, the Company acquired the entire share capital of TCMN from its former shareholders in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. On October 2, 1995, pursuant to a court-approved scheme of arrangement (the "Scheme of Arrangement"), the Company exchanged 735,468,440 ordinary shares of 10 pence each and 265,276,500 convertible preference shares of 10 pence each in consideration for the transfer of shares of TCCL to the Company. Dealings in ordinary shares and ADSs representing ordinary shares of TCCL ceased on the London Stock Exchange and NASDAQ National Market immediately prior to the execution of the Scheme of Arrangement and upon completion of the Scheme of Arrangement, dealings in the ordinary shares and ADSs representing ordinary shares of the Company commenced. Immediately prior to the execution of the Scheme of Arrangement on October 2, 1995, TCCL restructured its share capital by converting 112,276,500 ordinary shares of 10 pence each into 112,276,500 convertible preference shares of 10 pence each.

On November 22, 1994, immediately following the Contribution, TCCL issued 604,000,000 ordinary shares and 153,000,000 convertible preference shares to the Joint Venturers and completed an initial public offering in which 239,744,940 ordinary shares of 10 pence each were issued to the public market.

CONVERTIBLE PREFERENCE SHARES

The convertible preference shares are convertible into fully paid up ordinary shares at any time on the basis of one ordinary share for every convertible preference share provided that, immediately following the conversion, the percentage of the issued ordinary share capital of the Company held by members of the public, as defined by the listing rules of the London Stock Exchange, does not fall below 25%. The ordinary shares arising on conversion will rank pari passu in all respects with the ordinary shares then in issue.

The holders of the convertible preference shares are entitled to receive a dividend of such amount as is declared and paid in relation to each ordinary share, subject to the dividend to be paid not exceeding 20 pence per share net of any associated tax credit.

In the event of a winding-up of the Company or other return of capital, the assets of the Company available for distribution will be paid first to the holders of the convertible preference shares up to the sum of capital paid-up or credited as paid-up unless the right of election upon a winding-up of the Company has been exercised in respect of the convertible preference shares ("the Elected Shares"). If the election has been exercised, the holders of the ordinary shares and the Elected Shares will receive any surplus in accordance with the amount paid-up or credited as paid-up on the shares held.

The holders of the convertible preference shares are not entitled to vote at any general meeting of the Company unless the meeting includes the consideration of a resolution for winding up the Company or a resolution modifying the rights or privileges attaching to the convertible preference shares.

17  SHARE-BASED COMPENSATION PLANS

At December 31, 1996, the Company operated three types of share-based compensation plans: the Telewest Executive Share Option Schemes, the Telewest Sharesave Schemes, and the Telewest Restricted Share Scheme.

The Company applies APB Opinion Bulletin No. 25 and related interpretations in accounting for its share-based compensation plans. Accordingly, no compensation cost has been charged to the statement of operations in respect of performance-based option grants since the options do not have exercise prices less than the market value of the Company's ordinary shares. Compensation cost has been recognized for fixed option grants since the options have exercise prices less than the market value of the Company's ordinary shares at the date of grant. Compensation cost has also been recognized for awards over ordinary shares made under the Telewest Restricted Share Scheme since the awards have no exercise price. Compensation cost recognized for fixed option grants and awards under the Telewest Restricted Share Scheme was (pound)1,380,000, (pound)1,334,000 and (pound)nil for 1996, 1995, and 1994, respectively.

If compensation cost for share option grants and for awards under the Telewest Restricted Share Scheme had been determined based on their fair value at the date of grant for 1996 and 1995 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per share would have been adjusted to the pro forma amounts set out below:

                                         1996          1995
                                      (pound) '000   (pound) '000
-----------------------------------------------------------------
Net loss - As reported                  262,391     137,531
       - Pro forma                      264,579     138,468

                                         (pound)    (pound)
-----------------------------------------------------------------

Loss per share - As reported               0.28        0.16
           - Pro forma                     0.29        0.16
-----------------------------------------------------------------

PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS

The Company has two performance-based share option plans: the Telewest 1995 (No. 1) Executive Share Option Scheme and the Telewest 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and key employees are granted options to purchase ordinary shares of the Company. The exercise price of each option generally equals the market price of the Company's ordinary shares on the date of grant. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the Company's shares out-performing by price the FT-SE100 Index over any three year period preceding exercise. The Company may grant options for up to 92,000,000 ordinary shares.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using a weighted-average risk-free interest rate of 8.1 per cent and 8.3 per cent for grants in 1996 and 1995, respectively, and an expected volatility of 30 per cent used for grants in both 1996 and 1995. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's performance-based share option plans as at December 31, 1996 and 1995, the first year in which the options were granted, and changes during the years ended on those dates is presented below:

                                                                                      1996                      1995
                                                                                     WEIGHTED                  Weighted
                                                                      NUMBER          AVERAGE       Number      average
                                                                    OF SHARES     EXERCISE PRICE  of shares   exercise price
---------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                    8,645,229          160.4p             -          -
Granted                                                             4,121,474          140.9p     8,871,398       160.3p
Forfeited                                                          (1,527,851)         162.6p      (226,169)      158.0p
---------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year                                         11,238,852          153.0p     8,645,229       160.4p
===========================================================================================================================

Options exercisable at year end                                     1,023,042          154.3p             -           -
Weighted average fair value of options granted
  during the year                                                        75.6p                         86.0p


The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 1996.

                                                   Options outstanding                                 Options exercisable
                                     ------------------------------------------------------     ---------------------------------

                                         Number          Weighted                                     Number
                                     outstanding at       average            Weighted             exercisable at    Weighted
                                      December 31,       remaining            average              December 31,      average
Range of exercise prices                  1996        contractual life     exercise price             1996        exercise price
---------------------------------------------------------------------------------------------------------------------------------
138.0 - 141.0p                          3,945,812         7.0 years            140.1p                 343,954         140.6p
154.5 - 155.5p                          5,275,536         5.8 years            154.6p                 414,019         154.6p
171.5 - 173.5p                          2,017,504         6.9 years            172.4p                 265,069         171.8p
---------------------------------------------------------------------------------------------------------------------------------

138.0 - 173.5p                          11,238,852         6.4 years            152.7p              1,023,042         154.3p
=================================================================================================================================

FIXED SHARE OPTION COMPENSATION PLANS

The Company also operates the Telewest Sharesave Scheme, a fixed share option compensation scheme. Under this plan, the Company grants options to employees to purchase ordinary shares at a 20% discount to market price. These options can be exercised only with funds saved by employees over time in a qualified savings account. The options are exercisable between 37 and 66 months after the date of grant.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using a weighted-average risk-free interest rate of 7.4 per cent, 7.2 per cent, and 8.7 per cent for grants in 1996, 1995 and 1994, respectively, and an expected volatility of 30 per cent for all years. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

A summary of the status of the Company's fixed share option plans as of December 31, 1996, 1995, and 1994 and the changes during the years ended on those dates is presented below:

                                                  1996                           1995                           1994
                                                        WEIGHTED                         Weighted                     Weighted
                                           NUMBER        AVERAGE          Number         average          Number       average
                                        OF SHARES     EXERCISE PRICE    of shares     exercise price    of shares  exercise price
---------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year        3,345,941           139.6p       1,666,534        150.0p                 -             -
Granted                                 2,165,009           102.5p       2,168,157        134.0p         1,666,534           150.0p
Forfeited                              (1,434,315)          139.8p        (488,750)       150.0p                 -             -
---------------------------------------------------------------------------------------------------------------------------------

Outstanding at end of year              4,076,635           119.8p       3,345,941        139.6p         1,666,534           150.0p
==================================================================================================================================

Options exercisable at year end            75,977                          32,200                                -
Weighted average fair value of
  options granted during the year            49.7p                           79.3p                            97.4p

The following table summarizes information about the Company's fixed share options outstanding at December 31, 1996.

                      Options outstanding
-------------------------------------------------------------------------------
                           Number            Weighted average
                         outstanding at         remaining
  Exercise price       December 31, 1996     contractual life
-------------------------------------------------------------------------------
           102.5p         2,165,009              3.6 years
           134.0p         1,258,104              4.6 years
           150.0p           653,522              3.6 years
-------------------------------------------------------------------------------

   102.5 - 150.0p         4,076,635              3.9 years
===============================================================================

TELEWEST RESTRICTED SHARE SCHEME

The Company operates the Telewest Restricted Share Scheme in conjunction with an employment trust, the Telewest Employees Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company based on the performance of the Company. Under the Telewest Restricted Share Scheme, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards are made for no consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest. Awards granted under the Telewest Restricted Share Scheme may be made over a maximum of 4,000,000 ordinary shares of the Company.

The fair value of each award is the share price of the ordinary shares on the date the award was made.

A summary of the status of the Company's Restricted Share Scheme at December 31, 1996 and 1995, the first year in which the awards were made, and changes during the years ended on those dates is presented below:

                                     1996        1995
                                   NUMBER OF   Number of
                                    SHARES      shares
-------------------------------------------------------------
Outstanding at beginning of year   2,616,857           -
Granted                              328,297   2,857,191
Exercised                            (62,920)          _
Forfeited                           (233,801)   (240,334)
-------------------------------------------------------------

Outstanding at end of year         2,648,433   2,616,857
=============================================================

Awards exercisable at year end       646,341      49,867
=============================================================

WEIGHTED AVERAGE FAIR
  VALUE OF AWARDS GRANTED
  DURING THE YEAR                (pound)1.47 (pound)1.72

At December 31, 1996, the 2,648,433 awards outstanding and the 646,341 awards exercisable have weighted average remaining contractual lives of 8.2 years and
8.0 years, respectively.

18  COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

The Company leases a number of assets under arrangements accounted for as capital leases, as follows:

                        Acquisition  Accumulated      Net book
                          costs      depreciation      value
                       (pound) '000   (pound) '000    (pound) '000
---------------------------------------------------------------------

At December 31, 1996
Electronic equipment      46,634       (8,376)        38,258
Other equipment            8,780       (1,900)         6,880

At December 31, 1995
Electronic equipment      27,148       (3,352)        23,796
Other equipment            1,512         (432)         1,080
---------------------------------------------------------------------

Depreciation charged on these assets was (pound)7,106,000 and (pound)3,194,000 for the years ended December 31, 1996 and 1995, respectively.

The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to (pound)3,065,000, (pound)2,276,000 and (pound)1,535,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under capital and operating leases are summarized as follows as at December 31,1996:


                                     Capital    Operating
                                     leases       leases
                                   (pound) '000  (pound) '000
--------------------------------------------------------------

1997                                   6,033       2,796
1998                                   7,036       2,234
1999                                   8,025       1,717
2000                                   9,320       1,687
2001                                   8,517       1,630
2002 and thereafter                   32,411      10,116
------------------------------------------------

                                      71,342

Imputed interest                     (16,952)
------------------------------------------------

TOTAL                                 54,930
================================================

It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

MINORITY INTERESTS

In October 1993, the Company acquired all of the outstanding minority interests in the London South Regional Franchise Area from various shareholders other than the interest of one shareholder holding an approximately 0.03% interest in the London South Regional Franchise Area.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In consideration for such minority interests, the Company made an initial payment to the sellers of approximately (pound)790,000 and may be required to make an additional payment to one of the sellers upon the occurrence of certain events (including the completion of certain share issuances by the Company). The amount of this payment is based upon the valuation of the London South Regional Franchise Area and the percentage of the franchise formerly owned by the minority shareholders. The Company does not expect any payments to the shareholders to have a material effect on the liquidity or capital resources of the Company.

CONTINGENT LIABILITIES

The Company is a party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

19  RELATED PARTY TRANSACTIONS

The Company, in the normal course of providing cable television services, purchases certain of its programming from UK affiliates of TCI. Such programming is purchased on commercially-available terms. Total purchases in the year amounted to (pound)6,951,000.

The Company has management agreements with TCI and US WEST under which amounts are paid by the Company relating to TCI and US WEST employees who have been seconded to the Company. For the years ended December 31, 1996, 1995 and 1994, fees charged to the Company under the agreements were (pound)2,185,000, (pound)3,042,000 and (pound)2,128,000, respectively. The Company has similar managment agreements with Cox Communications, Inc. and SBC Communications, Inc. For the years ended December 31,1996 and 1995, fees charged to the Company under these agreements were (pound)374,000 and (pound)233,000, respectively.

The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services related to telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended December 31,1996, 1995 and 1994 were (pound)642,000, (pound)566,000 and
(pound)557,000, respectively. The Company also receives a fee for providing switching support services, comprising of a fixed element based on a number of switches and a variable element based on a number of lines. Fees received for the years ended December 31, 1996, 1995 and 1994, were (pound)741,000, (pound)827,000 and (pound)822,000, respectively.

20  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                      1996
                                                        Total      Fourth quarter  Third quarter   Second quarter   First quarter
                                                     (pound) '000     (pound) '000    (pound) '000      (pound) '000    (pound) '000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                 290,266        83,663         73,123             68,320        65,160
Operating loss                                         (155,400)      (46,095)       (34,512)           (38,536)      (36,257)
Finance expenses, net                                   (90,788)       28,222        (30,710)           (54,503)      (33,797)
Net loss                                               (262,391)      (22,361)       (69,303)           (97,080)      (73,647)
Loss per ordinary share                                28 pence       2 pence        7 pence           10 pence       8 pence
===================================================================================================================================

                                                                                      1995
                                                        Total      Fourth quarter  Third quarter   Second quarter   First quarter
                                                     (pound) '000     (pound) '000    (pound) '000      (pound) '000   (pound) '000
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                 144,784        57,144          32,240           28,969           26,431
Operating loss                                          (90,197)      (33,464)        (20,135)         (19,209)         (17,389)
Finance expenses, net                                   (34,607)      (29,344)         (3,662)          (1,064)            (537)
Net loss                                               (137,531)      (66,346)        (27,325)         (23,547)         (20,313)
Loss per ordinary share                                16 pence       7 pence         3 pence          3 pence          2 pence
===================================================================================================================================

The Company regularly reviews the estimated useful lives of its property and equipment and the estimates used in calculating the capitalizable overheads which relate to the construction of the cable network. With effect from January 1, 1996, the Company has revised the estimated useful lives of certain assets as set out in Note 3 to the consolidated financial statements and certain of the estimates used in calculating capitalizable overheads. The impact of these revisions is to increase the depreciation charge for the year from (pound)110,233,000 to (pound)129,716,000 and to increase the loss per ordinary share for the year by 2 pence, and to increase the capitalization of overheads in the year from (pound)38,812,000 to (pound)54,019,000, and to reduce loss per ordinary share for the year by 2 pence. This impact principally has been accounted for in the fourth quarter of 1996.

Finance expenses includes foreign exchange gains and losses on the re-translation or valuation of non-Sterling denominated financial instruments using period end exchange rates and market valuations.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tele-Communications International, Inc.


                                       By:   /s/ Fred A. Vierra
                                          ----------------------------------
                                          Name:  Fred A. Vierra
Dated March 18, 1997                      Title: Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signatures                                      Title                            Date
                  ----------                                      -----                            ----
/s/ John C. Malone                                                                              March 18,  1997
-------------------------------------------
    John C. Malone                             Chairman of the Board and
                                                 Director



/s/ Fred A. Vierra
-------------------------------------------
    Fred A. Vierra                              Vice Chairman of the Board,                     March 18,  1997
                                                  Chief Executive Officer
                                                  and Director

/s/ Adam N. Singer
-------------------------------------------
    Adam N. Singer                              President, Chief Operating                      March 18,  1997
                                                  Officer and Director


/s/ Jerome H. Kern
-------------------------------------------
    Jerome H. Kern                              Director                                        March 18,  1997



/s/ Graham E. Hollis
-------------------------------------------
    Graham E. Hollis                            Executive Vice President                        March 18,  1997
                                                  (Chief Financial Officer and
                                                  Principal Accounting Officer)

                              EXHIBIT INDEX

3 - Articles of Incorporation and Bylaws:

                Restated Certificate of Incorporation. (b)

                Bylaws of Registrant. (b)

4 - Instruments Defining the Rights of Security Holders:

                Indenture dated as of February 7, 1996, between Tele-Communications International,
                Inc. and the Bank of New York relating to Subordinated Debt Securities.(r)

10 - Material Contracts

         10.1   Registration Rights Agreement between TINTA
                    and TCI dated July 12, 1995.(b)

         10.2   Indemnification Agreement between TINTA and
                    TCI dated July 12, 1995.(b)

         10.3   Services Agreement between TINTA and TCI dated
                    July 18, 1995.(b)

         10.4   Tax Sharing Agreement between TINTA and TCI
                    dated July 18, 1995.(b)

         10.5   First Amendment to Tax Sharing Agreement
                    between TINTA and TCI dated October 1995.(r)

         10.6   Trade Name and Service Mark License Agreement
                    between TINTA and TCI dated July 18, 1995.(b)

         10.7   Subordinated Revolving Credit Agreement
                    between TINTA and TCI dated July 12, 1995.(b)

         10.8   Loan Agreement, dated October  4, 1993,  as
                    amended by  Supplemental Agreement  on
                    October  3, 1994,  among London South
                    Cable Partnership, Avon Cable Limited
                    Partnership, United Artists Communications
                    (London  South) plc,  United  Artists
                    Communications (Avon)  Limited,  The
                    Toronto-Dominion Bank and certain banks
                    and financial institutions parties
                    thereto.(d)

         10.9   Second  Supplemental  Agreement, dated
                    November  1,  1994, relating  to  the
                    Loan  Agreement referred to in Exhibit
                    10.7(a).(d)

         10.10  Loan  Agreement,  dated June  13,  1994, among
                    Telewest  Scotland Holdings  Limited,
                    Canadian Imperial Bank of Commerce and
                    certain banks and financial institutions parties thereto.(d)

         10.11  Supplemental Agreement,  dated November 19,
                    1994, relating to the Loan  Agreement
                    referred to in Exhibit 10.8(a).(d)

         10.12  Relationship Agreement,  entered into as  of
                    November 22, 1994,  by and among
                    Telewest, TINTA and US WEST.(e)

                              EXHIBIT INDEX

         10.13  Amendment to  Relationship  Agreement  by and
                    among  Telewest, International  and U  S
                    WEST referred to in Exhibit 10.9(a).(b)

         10.14  Shareholders'  Agreement, entered into as  of
                    November 22,  1994, between certain
                    subsidiaries of TCI and certain
                    subsidiaries of US WEST.(e)

         10.15  Amendment to Shareholders Agreement referred
                    to in Exhibit 10.10(a).(a)

         10.16  Registration Rights  Agreement, dated as  of
                    November 22, 1994, between Telewest and certain subsidiaries of TCI (Identical agreement was entered into between Telewest and certain subsidiaries of US WEST.)(e)

         10.17  Operating Agreement of T W Holdings, L.L.C.(a)

         10.18  TCI  International  Holdings,  Inc./Gerry
                    Lenfest  Guarantee  Agreements  dated
                    November  19, 1994.(a)

         10.19  Guarantee Agreement,  dated November 19,  1994
                    by Australis  Holdings Pty Limited in
                    favor of TINTA.(e)

         10.20  Guarantee Agreement,  dated November  19, 1994
                    by TINTA  in favor  of Australis  Holdings
                    Pty Limited.(e)

         10.21  Amended and  Restated Stock Purchase
                    Agreement dated  April 25, 1995  among
                    Eduardo Eurnekian and the Stockholders of Cablevision S.A., Construred S.A., Univent's S.A., Televisora Belgrano S.A. and TINTA.(a)

         10.22  Amended and  Restated Stockholders  Agreement
                    dated  April 25, 1995  among Eduardo
                    Eurnekian, Basilia Jaliquias, Alberto
                    Antranik Eurnekian, Natalio Wende, Enrique
                    Kevorkyan, Sebastian Arias Duval, Lorenzo
                    Luis Marchese, Tomas Daniel Kolakovic and
                    TINTA.(a)

         10.23  Promissory Note dated April 25, 1995 in  the
                    amount of $21,688,748 payable by TINTA to Eduardo Eurnekian.(a)

         10.24  Promissory  Note dated  April 25,  1995  in
                    the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.25  Promissory  Note dated  April  25, 1995  in
                    the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.26  Promissory  Note  dated April  25, 1995  in
                    the amount  of $21,688,748,  payable by
                    TINTA to Eduardo Eurnekian.(a)

         10.27  Promissory Note dated February 9, 1996 payable
                    by Tele-Communications, Inc. to TINTA.(r)


         10.28  United  Communications  International
                    Partnership  Agreement  dated as  of
                    August  30, 1990, between  United
                    International  Holdings and  US WEST
                    Cable  Europe, Inc.,  as assigned  to
                    United International Holdings,  Inc.
                    pursuant  to the Assignment  and
                    Assumption  Agreement dated as  of January
                    1,  1993, between  United International
                    Holdings and  United  Inter- national
                    Holdings, Inc.(g)

                              EXHIBIT INDEX

        10.29   Amendment of Partnership Agreement  dated
                    November 9, 1992, between Telewest Europe
                    Group and United International
                    Holdings.(g)

        10.30   Shareholders Agreement in relation to Flextech
                    plc dated  May 10, 1993, between HC Crown
                    Corp.  and TINTA.(a)

        10.31   Shareholders  Agreement  in relation  to
                    Flextech  plc dated  May 10,  1995
                    between  US WEST Marketing Resources (UK)
                    Limited and TINTA.(a)

        10.32   Shareholders  Agreement  among  Sumitomo
                    Corporation,  TCI  Japan,  Inc.,  TCI
                    International Holdings, Inc. and Jupiter
                    Telecommunications Co., Ltd. dated
                    December 6, 1994.(a)

        10.33   Employment Agreement between TINTA and Fred A.
                    Vierra. +(b)

        10.34   Restated and Amended Employment Agreement,
                    dated as November 1, 1992, between the
                    Company  and John C. Malone.+(j)

        10.35   Assignment and  Assumption Agreement, dated
                    as of  August 4, 1994,  among TCI/Liberty
                    Holding Company, Tele-Communications, Inc.
                    and John C. Malone. +(l)

        10.36   Form of Indemnification Agreement by and
                    between TINTA and each director.+(a)

        10.37   Tele-Communications, Inc. 1994 Stock Incentive
                    Plan.(i)

        10.38   The Tele-Communications International, Inc.
                   1995 Stock Incentive Plan.(a)

        10.39   Tele-Communications, Inc. 1996 Stock Incentive
                   Plan.(c)

        10.40   Form of 1992 Non-Qualified Stock Option and
                   Stock Appreciation Rights Agreement. +(k)

        10.41   Form  of  Assumption and  Amended  and
                    Restated  Stock Option  Agreement between
                    the Company, TCI/Liberty Holding  Company
                    and  grantee  relating to  assumption of
                    options and  related stock  appreciation
                    rights  under  Tele-Communications, Inc.'s
                    1992  Stock Incentive  Plan pursuant  to
                    Tele-Communications,  Inc.'s  1992
                    Non-Qualified  Stock  Option  and  Stock
                    Appreciation Rights Agreement.+(m)

        10.42   Form of 1993 Non-Qualified Stock Option and
                    Stock Appreciation Rights Agreement. +(k)

        10.43   Non-Qualified Stock Option  and Stock
                    Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H.
                    Kern. +(k)

                              EXHIBIT INDEX

        10.44   Assumption and Amended and Restated Stock
                    Option Agreement between
                    Tele-Communications,  Inc., TCI/Liberty
                    Holding  Company  and a  director  of
                    Tele-Communications,  Inc. relating  to
                    assumption of options and related stock
                    appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993
                    Non-Qualified  Stock Option and Stock
                    Appreciation Rights Agreement. +(m)

        10.45   Form  of  Assumption  and   Amended  and
                    Restated   Stock  Option  Agreement
                    between   Tele- Communications, Inc.,
                    TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993
                    Non-Qualified Stock Option and Stock
                    Appreciation Agreement. +(m)

        10.46   Form of 1994 Non-Qualified Stock Option and
                    Stock Appreciation Rights Agreement. +(l)

        10.47   Form  of Non-Qualified Stock Option and Stock
                    Appreciation  Rights Agreement for 1995
                    Grant of Options  with tandem stock
                    appreciation rights to purchase  Series A
                    TCI Group common stock pursuant to the
                    Tele-Communications, Inc. 1994 Stock
                    Incentive Plan. +(c)

        10.48   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with tandem  stock
                    appreciation  rights to  purchase Series A
                    Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan. +(c)

        10.49   Form of  Non-Qualified Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights to purchase Series  A
                    TCI Group common stock pursuant to the
                    Tele-Communications, Inc. 1996 Stock
                    Incentive Plan. +(c)

        10.50   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights to  purchase Series  A
                    Liberty Media Group common stock pursuant to the Tele-Communications, Inc. 1996 Stock Incentive Plan. +(c)

        10.51   Form of Non-Qualified  Stock Option and Stock
                    Appreciation Rights Agreement  for 1995
                    Grant of Options with  tandem stock
                    appreciation rights  to purchase  Series A
                    Tele-Communications International, Inc.
                    common  stock pursuant to  the
                    Tele-Communications International,  Inc.
                    1995 Stock Incentive Plan. +(c)

        10.52   Form of  Non-Qualified Stock Option and Stock
                    Appreciation Rights  Agreement for 1995
                    Grant of Options with  tandem stock
                    appreciation rights  to purchase  Series A
                    Tele-Communications International, Inc.
                    common stock. +(c)

        10.53   Qualified Employee Stock Purchase Plan of
                    Tele-Communications, Inc., as amended. +(n)

                              EXHIBIT INDEX

        10.54   Form of  Restricted Stock  Award Agreement for
                    1995 Award of  Series A  TCI Group
                    Restricted Stock pursuant to the
                    Tele-Communications, Inc. 1994 Stock
                    Incentive Plan. +(c)

        10.55   Form of  Restricted Stock  Award  Agreement
                    for  1995 Award  of Series  A Liberty
                    Media Group Restricted Stock pursuant to the Tele-Communications, Inc. 1994 Stock Incentive Plan.+(c)

        10.56   Form  of Restricted  Stock Award  Agreement
                    for  1995 Award  of  Series A
                    Tele-Communications International, Inc.
                    Restricted Stock  pursuant to  the
                    Tele-Communications  International 1995
                    Stock Incentive Plan.(c)

        10.57   Agreement   regarding  International  Sports
                    Joint  Venture  by  and   among  Liberty
                    Media Corporation, The News Corporation
                    Limited, TINTA and TCI dated October 30,
                    1995.(b)

        10.58   Agreement regarding  U.S. Sports Joint
                    Venture by  and among Liberty  Media
                    Corporation, Fox, Inc., TCI and The News
                    Corporation Limited dated October 30,
                    1995.(b)

        10.59   Share Exchange  Agreement among certain
                    affiliates of SBC CableComms (UK), an
                    affiliate of Cox Communications, Inc.,
                    ("Cox"), Telewest, Telewest
                    Communications plc,  SBC International,
                    Inc., SBCC and Cox dated August 14,
                    1995.(h)

        10.60   The  Scheme of Arrangement  under Section  425
                    of the  Companies Act of 1985  dated
                    August 14, 1995.(h)

        10.61   Indenture among  Telewest and  The Bank  of
                    New York dated October 3, 1995 relating to the Senior Debentures.(b)

        10.62   Subscription  and Option Agreement among
                    Flextech, Flextech 1992 plc  and Scottish
                    Television plc dated August 31, 1995.(b)

        10.63   Agreement for the  sale and purchase of all
                    of the issued share capital of  various
                    companies owned  by IVS  Cable  Holdings
                    Limited among  IVS  Cable  Holdings
                    Limited,  Flextech  and Koninkigke PTT
                    Nederland NV dated October 17, 1995.(b)

        10.64   Stock  Exchange  Agreement dated  July  28,
                    1995  among certain  stockholders  of
                    Torneos  y Compentencias S.A., Torneos y
                    Compentencias S.A. and TINTA.(b)

        10.65   Subscription Agreement date  November 21, 1995
                    among Canal  + S.A.,  Generale d'Images
                    S.A., TINTA and MultiThematiques S.A.(b)

        10.66   Cooperation Agreement dated  November 21, 1995
                    among Canal  + S.A.,  Generale d'Images
                    S.A., TINTA.(b)

        10.67   Side Letter among Canal + S.A.,
                    MultiThematiques S.A., TINTA dated November 21,
                    1995.(b)

        10.68   Side Letter from Canal + S.A. to TINTA
                    relating to a future 50/50 holding company.(b)

                              EXHIBIT INDEX

        10.69   Agreement of  Amendment of  Partnership
                    Agreement  dated as of May  19, 1995
                    between Telewest Europe Group, UIH, Joint
                    Venture, Inc. (formerly  known as United
                    International Management, Inc.) and
                    UPC.(b)

        10.70   Agreement  of  Amendment  of  Third Amended
                    and  Restated  Partnership  Agreement  of
                    United International Investments dated
                    July 13, 1995 among UA-UII, Inc., Joint
                    Venture, Inc., UIH and UPC.(b)

        10.71   Subscription  Agreement relating  to Jupiter
                    Programming Co.,  Ltd. dated  February 21,
                    1996 between Sumitomo Corporation and TCI
                    Japan, Inc.(r)

        10.72   Shareholders  Agreement relating  to Jupiter
                    Programming Co.,  Ltd.  dated February
                    21, 1996 between Sumitomo Corporation, TCI
                    Japan, Inc., Tele-Communications
                    International, Inc.  and Jupiter
                    Programming Co., Ltd.(r)

        10.73   Sale Contract dated February  7, 1996 between
                    Cordillera Comunicaciones Limitada  and
                    Compana de Telecomunicaciones de Chile
                    S.A.(r)

        10.74   Signal  Transmission and  Connection
                    Maintenance  Agreement dated  February 7,
                    1996  between Metroplos-Intercom S.A. and
                    Compana de Telecomunicaciones de Chile
                    S.A.(r)

        10.75   Shareholders  Agreement   in  relation  to
                    Flextech  p.l.c.  dated  March  20,  1996
                    between International Family
                    Entertainment, Inc. and
                    Tele-Communications International, Inc.(o)

        10.76   English  translation of  Shareholders
                    Agreement  dated February  7, 1996
                    between  Cordillera Communicaciones
                    Limitada and others, and Invercom S.A. and others. (o)

        10.77   North America DTH Platform Memorandum of
                    Understanding. (p)

        10.78   Multi-Country DTH Platform Memorandum of
                    Understanding. (p)

        10.79   Stock  Purchase Agreement  by and  among
                    Eduardo Eurnekian and  Natalio Wende
                    owners of Oeste Cable Color S.A. and
                    Cablevision.(q)

        10.80   Deed of  Guarantee and  Indemnity  and
                    Subordination by Independent Newspapers, plc, Tele-Communications International,
                    Inc.,  and  United  and  Philips
                    Communications,  B.V.  as Guarantors in
                    favour of the Governor and Company of the Bank of Ireland.(q)


21 - Subsidiaries of the Registrant.

23 - Consent of Experts and Counsel.

         23.1 - Consent of KPMG Peat Marwick LLP

         23.2 - Consent of KPMG

27 - Financial Data Schedule.

                              EXHIBIT INDEX


(a)   Incorporated by reference  to TINTA's Registration
      Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995
      (Registration No. 33-91876).

(b)   Incorporated by reference to TINTA's  Registration
      Statement on Form S-1 filed with the Securities and Exchange Commission on December 15, 1995
      (Registration No. 33-80491).

(c) Incorporated by reference to Tele-Communications, Inc.'s Annual Report on Form 10-K dated December
      31, 1995.

(d)   Incorporated by  reference to  Telewest
      Communications plc's  Registration Statement  on
      Form  S-1 filed with the Securities and Exchange
      Commission on April 29, 1994 (Registration No.
      33-79398).


(e)   Incorporated  by reference to Telewest
      Communications plc's Annual Report pursuant to
      Section 13 or 15(d) of the Securities  Exchange
      Act of 1934  for the fiscal year ended December
      31, 1994 on Form 10-K filed with the Securities and Exchange Commission (Commission File Number
      1-24150).

(f)   Incorporated by  reference to Australis Media
      Limited's Registration Statement on Form F-1 filed with the Securities and Exchange Commission on May 16, 1995 (Registration No. 33-87210).

(g)   Incorporated by reference to  United International
      Holding,  Inc.'s Registration Statement on  Form
      S-1 filed  with the  Securities and  Exchange
      Commission  on July  22, 1993  (Registration No.
      33- 61376).

(h)   Incorporated  by reference to Telewest
      Communications plc's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 1995 (Commission File Number
      1-24250).

(i)   Incorporated  herein by  reference to
      Tele-Communications,  Inc.'s Form  S-4
      Registration Statement (Commission File No.
      33-54263).

(j)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Annual  Report on Form
      10-K for the year ended December 31, 1992, as amended by Form 10-K/A for the year ended
      December 31,  1992 (Commission File No. 0-5550).

(k)   Incorporated herein  by reference to
      Tele-Communications, Inc.'s Annual Report on Form
      10-K for the year ended December 31, 1993, as amended by Form 10-K/A for the year ended
      December 31,  1993 (Commission File No. 0-5550).

(l)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Annual Report  on Form
      10-K for the year ended December 31, 1994, as amended by Form 10-K/A for the year ended
      December 31,  1994 (Commission File No. 0-2041).

(m)   Incorporated herein by reference to
      Tele-Communications, Inc.'s Post  Effective
      Amendment No. 1  to Form S-4 Registration
      Statement on Form S-8 Registration Statement
      (Commission File No. 33-54263).

(n) Incorporated herein by reference to the Tele-Communications, Inc. Registration Statement on Form S-8 (Commission File No. 33-57635).

                              EXHIBIT INDEX


(o)   Incorporated herein  by reference  to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1996.

(p)   Incorporated  herein by  reference to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1996.

(q)   Incorporated  herein by  reference to
      Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1996.

(r) Incorporated herein by reference to Tele-Communications International, Inc.'s Annual Report on Form 10-K dated December 31, 1995.

  + Constitutes management contract or compensatory arrangement.