Form 10-Q
period 1997-03-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1997-05-15
CIK 945027

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____


Commission File Number 0-26264


                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              State of Delaware                         84-1289408
        -------------------------------     ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)


            5619 DTC Parkway
           Englewood, Colorado                                     80111
   ----------------------------------------                      ---------
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

                  Yes   X     No
                     -------    -------

         The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of April 30, 1997, was:

                Series A common stock - 103,590,873 shares; and
                  Series B common stock - 11,700,000 shares.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                          Consolidated Balance Sheets

                                  (unaudited)


                                                                   March 31,   December 31,
                                                                     1997          1996
                                                                  ----------   ------------
Assets                                                              amounts in thousands
Cash and cash equivalents (note 2)                                $    6,882       44,192

Trade and other receivables, net                                       8,533       38,185

Film inventory and other prepaid expenses                              4,951       65,749


Investment in Telewest Communications plc ("Telewest") (note 5)      426,810      488,495

Investment in other affiliates, accounted for
   under the equity method, and related
   receivables (note 6)                                              372,719      421,853

Other investments (note 7)                                            20,746       20,873

Property and equipment, at cost:
   Land                                                                  277          277
   Distribution systems                                              226,042      216,172
   Support equipment and buildings                                    25,457       51,111
                                                                  ----------   ----------
                                                                     251,776      267,560
   Less accumulated depreciation                                      64,369       65,033
                                                                  ----------   ----------
                                                                     187,407      202,527
                                                                  ----------   ----------

Franchise costs and other intangible assets                          687,138      755,914
   Less accumulated amortization                                      61,407       61,576
                                                                  ----------   ----------
                                                                     625,731      694,338
                                                                  ----------   ----------

Deferred financing costs and other assets,
   net of amortization                                                13,982       13,089
                                                                  ----------   ----------

                                                                  $1,667,761    1,989,301
                                                                  ==========   ==========


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)


                                                                  March 31,    December 31,
                                                                    1997          1996
                                                                -----------    -----------
Liabilities and Stockholders' Equity                                amounts in thousands,
                                                                    except share amounts
Accounts payable                                                $    13,970         35,467

Accrued liabilities                                                  49,132         75,173

MultiThematiques Obligation (note 6)                                 27,044         47,902

Debt (note 8)                                                       490,466        511,128

Deferred income tax liability                                       141,250        193,748

Other liabilities                                                     3,607         17,698
                                                                -----------    -----------

         Total liabilities                                          725,469        881,116
                                                                -----------    -----------

Minority interests in equity of subsidiaries                           --          142,187
                                                                -----------    -----------

Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized 10,000,000 shares; none issued                        --             --
   Series A Common Stock, $1 par value
      Authorized 300,000,000 shares, issued
      106,960,873 shares in 1997 and 1996                           106,961        106,961
   Series B Common Stock, $1 par value
      Authorized 12,000,000 shares, issued
      11,700,000 shares in 1997 and 1996                             11,700         11,700
   Additional paid-in capital                                     1,186,788      1,186,788
   Accumulated deficit                                             (238,911)      (205,456)
   Cumulative foreign currency translation
      adjustments                                                     4,817         26,146
   Unrealized holding gains for available-
      for-sale securities                                               397           --
                                                                -----------    -----------
                                                                  1,071,752      1,126,139

   Treasury stock, at cost, 492,000 shares of Series A Common
      Stock in 1997                                                  (6,798)          --
   Due from Tele-Communications, Inc.
      ("TCI") (note 9)                                             (122,662)      (160,141)
                                                                -----------    -----------

         Total stockholders' equity                                 942,292        965,998
                                                                -----------    -----------

Commitments and contingencies
   (notes 4, 6, 8, 9, 10 and 11)
                                                                $ 1,667,761      1,989,301
                                                                ===========    ===========


See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Operations

                                  (unaudited)

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                     1997           1996
                                                  -----------    -----------
                                                     amounts in thousands,
                                                   except per share amounts
Revenue:
   Cable                                          $    65,611         49,531
   Programming                                           --           13,093
                                                  -----------    -----------
                                                       65,611         62,624
                                                  -----------    -----------

Operating costs and expenses:
   Cable (note 9)                                      37,685         28,347
   Programming                                           --           15,435
   General and administrative:
      Allocated from TCI (note 9)                         416            719
      Other                                             2,412          1,739
   Stock compensation:
      Allocated from TCI (note 9)                         (60)          (909)
      Other                                                26            471
   Depreciation and amortization                       15,713         12,126
                                                  -----------    -----------
                                                       56,192         57,928
                                                  -----------    -----------

        Operating income                                9,419          4,696

Other income (expense):
   Share of losses of Telewest (note 5)               (41,708)       (30,597)
   Share of losses of other affiliates (note 6)       (22,446)       (17,965)
   Interest expense:
      TCI (note 9)                                       (580)          (188)
      Other                                            (8,858)        (8,215)
   Interest income:
      TCI (note 9)                                      2,446          2,214
      Other                                               716          2,953
   Minority interests' share of losses                   --            4,208
   Foreign currency transaction gains                   1,395          1,304
   Other, net                                            (144)         4,440
                                                  -----------    -----------
                                                      (69,179)       (41,846)
                                                  -----------    -----------

        Loss before income taxes                      (59,760)       (37,150)

Income tax benefit                                     26,305         10,739
                                                  -----------    -----------

        Net loss                                  $   (33,455)       (26,411)
                                                  ===========    ===========

Net loss per common share (note 1)                $      (.28)          (.22)
                                                  ===========    ===========


See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                 Consolidated Statement of Stockholders' Equity

                                  (unaudited)


                                         Common Stock       Additional
                          Preferred   -------------------     paid-in
                            stock     Series A   Series B     capital
                          ---------   --------   --------   ----------
                                       amounts in thousands
Balance at January 1, 1997   $--       106,961      11,700   1,186,788
    Net loss                  --          --          --          --
    Open market
      repurchases of
      common stock            --          --          --          --
    Foreign currency
      translation
      adjustment              --          --          --          --
    Unrealized
      holding gains
      for
      available-for-sale
      securities              --          --          --          --
    Change in due
      from TCI (note 9)       --          --          --          --
                             -----   ---------   ---------   ---------

Balance at March 31, 1997    $--       106,961      11,700   1,186,788
                             =====   =========   =========   =========
                                                           Unrealized
                                            Cumulative      holdings
                                              foreign      gains for
                                              currency     available-
                                            translation     for-sale                                      Total
                             Accumulated    adjustment,   securities,   Treasury stock,   Due from     stockholders'
                               deficit      net of taxes  net of taxes     at cost          TCI           equity
                             -----------    ------------  ------------  ---------------   ---------    -------------
                                                             amounts in thousands
Balance at January 1, 1997      (205,456)        26,146           --            --         (160,141)       965,998
    Net loss                     (33,455)          --             --            --             --          (33,455)
    Open market
      repurchases of
      common stock                  --             --             --          (6,798)          --           (6,798)
    Foreign currency
      translation
      adjustment                    --          (21,329)          --            --             --          (21,329)
    Unrealized
      holding gains for
      available-for-sale
      securities                    --             --              397          --             --              397
    Change in due
      from TCI (note 9)             --             --             --            --           37,479         37,479
                             -----------    -----------    -----------   -----------    -----------    -----------

Balance at March 31, 1997       (238,911)         4,817            397        (6,798)      (122,662)       942,292
                             ===========    ===========    ===========   ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Cash Flows

                                  (unaudited)


                                                                                    Three months ended
                                                                                        March 31,
                                                                                --------------------------
                                                                                    1997           1996
                                                                                -----------    -----------
                                                                                    amounts in thousands
                                                                                        (see note 2)
Cash flows from operating activities:
  Net loss                                                                      $   (33,455)       (26,411)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                15,713         12,126
        Stock compensation                                                              (34)          (438)
        Share of losses of Telewest                                                  41,708         30,597
        Share of losses of other affiliates                                          22,446         17,965
        Minority interests' share of losses                                            --           (4,208)
        Unrealized foreign currency transaction gains                                (2,653)        (1,304)
        Accretion of discount on MultiThematiques obligation                            966          1,595
        Deferred income tax benefit                                                 (27,099)       (14,236)
        Intercompany current federal income tax benefit                              (3,586)          --
        Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech p.l.c.:
             Change in receivables                                                    1,869         (1,020)
             Change in film inventory and other prepaid expenses                     (1,356)        (5,937)
             Change in payables, accruals, other liabilities and the cash intercompany account included
                 in due from TCI                                                     (4,207)       (12,510)
                                                                                -----------    -----------


                     Net cash provided by (used in) operating activities        $    10,312         (3,781)
                                                                                -----------    -----------


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)


                                                                                      Three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                     1997           1996
                                                                                 -----------    -----------
                                                                                    amounts in thousands
                                                                                         (see note 2)
Cash flows from investing activities:
    Effect of the deconsolidation of Flextech p.l.c. cash and cash equivalents   $   (38,142)          --
    Investments in and loans to affiliates and others                                (11,699)       (19,371)
    Capital expended for property and equipment                                      (12,875)        (8,991)
    Repayments received on loans to affiliates                                        12,662           --
    Cash paid to purchase minority interests                                            --           (4,296)
    Other, net                                                                         6,418          2,940
                                                                                 -----------    -----------

                 Net cash used in investing activities                               (43,636)       (29,718)
                                                                                 -----------    -----------

Cash flows from financing activities:
    Borrowings of debt                                                                29,872         17,387
    Repayments of debt                                                               (69,070)       (38,182)
    Open market repurchases of common stock                                           (6,798)          --
    Issuance of debentures                                                              --          345,000
    Loan to TCI                                                                         --         (336,375)
    Repayments received on loan to TCI                                                42,010           --
    Payment of deferred financing costs                                                 --           (9,495)
    Contributions from minority interest owners                                         --            2,235
                                                                                 -----------    -----------

                 Net cash used in financing activities                                (3,986)       (19,430)
                                                                                 -----------    -----------


Effect of exchange rate changes on cash and cash equivalents                            --           (1,329)
                                                                                 -----------    -----------

                 Net decrease in cash and
                    cash equivalents                                                 (37,310)       (54,258)

                 Cash and cash equivalents:
                    Beginning of period                                               44,192        133,109
                                                                                 -----------    -----------

                    End of period                                                $     6,882         78,851
                                                                                 ===========    ===========



See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements

                                 March 31, 1997

                                  (unaudited)


(1)      Basis of Presentation

         Tele-Communications International, Inc. ("TINTA" or the "Company"), a majority-owned subsidiary of TCI, operates multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States. Unless the context indicates otherwise, references to "TCI" herein are to TCI and its consolidated subsidiaries (other than the Company).

         On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public. At March 31, 1997, TCI owned approximately 83% of the aggregate issued and outstanding common stock of TINTA and 91% of the aggregate voting interest represented by such issued and outstanding stock.

         The net loss per share set forth in the accompanying consolidated statements of operations for the three months ended March 31, 1997 and 1996 was computed using historical losses and a weighted average number of common shares of 118.5 million and 118.2 million, respectively. Common stock equivalents were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

         During the three months ended March 31, 1997 and 1996, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities"), and in Buenos Aires, Argentina through Cablevision S.A. and certain affiliated companies ("Cablevision"). Additionally, Flextech p.l.c., a company engaged in the distribution and production of programming for multi-channel video distribution systems (the "programming business") in the UK and other parts of Europe, was included in the Company's consolidated financial statements on a consolidated basis through December 31, 1996. As described below, the Company, effective January 1, 1997, discontinued using the consolidation method to account for the Company's ownership interest in Flextech p.l.c.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


        During the first quarter of 1997, the Company's three Consolidated Puerto Rico Entities were merged together into one surviving entity (the "Puerto Rico Subsidiary"). For purposes of this discussion, except to the extent the context otherwise requires, the term the "Puerto Rico Subsidiary" refers to the Consolidated Puerto Rico Entities prior to such merger and the Puerto Rico Subsidiary following such merger.

        The Company's ownership interest in the issued and outstanding share capital of Flextech p.l.c (together with its consolidated subsidiaries, "Flextech") was 48.8% during the three months ended March 31, 1996, 46.2% from April 1996 through April 1997, and 35.9% from April 1997 to the present. The Company's voting interest in Flextech was 50.6% during 1996 and approximately 50% from January 1997 to the present. See below and notes 6 and 11.

        In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 Flextech ordinary shares ("Flextech Ordinary Shares") at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech, allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. So long as the Proxy remains outstanding, TINTA's 50% voting interest will be reduced by the 960,850 votes represented by the Proxy. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group. In light of the Company's decreased voting interest in Flextech, as described above, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. See notes 6 and 11.

        As further described in note 9, the accompanying consolidated statements of operations separately present certain allocated corporate expenses of TCI. Although such allocated corporate expenses are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the allocated amounts are reasonable.

        The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company's December 31, 1996 audited financial statements and notes thereto.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements



         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement No. 128"). Statement No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. Statement No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company does not expect that Statement No. 128 will have a material impact on the calculation of the Company's loss per share.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at March 31, 1997.

(2)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         The Company's cash and cash equivalents are as follows (amounts in thousands):

                                                              March 31,    December 31,
                                            Denomination        1997          1996
                                           ---------------   -----------   -----------
           TINTA                           U.S. dollars      $     4,262         3,341
           Subsidiaries:
             Cablevision (a)               Argentine pesos         2,620         2,618
             Flextech (b)                  UK pounds                --          38,233
             Puerto Rico Subsidiary        U.S. dollars             --            --
                                                             -----------   -----------

                                                             $     6,882        44,192
                                                             ===========   ===========

         (a) The cash and cash equivalent balances of Cablevision are available to be applied toward the liquidity requirements of Cablevision, and it is not anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA.

         (b) Effective January 1, 1997, the Company ceased to consolidate Flextech and began accounting for Flextech using the equity method of accounting. See note 1.

         Cash paid for interest was $10.6 million and $4.7 million during the three months ended March 31, 1997 and 1996, respectively. Cash paid for income taxes was $1.7 million during the three months ended March 31, 1997. Cash paid for income taxes was not material during the three months ended March 31, 1996.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         The non-cash effects of changing the method of accounting for the Company's ownership interest in Flextech from the consolidation method to the equity method are summarized below (amounts in thousands):

           Assets reclassified to equity investments                        $   177,003
           Liabilities reclassified to equity investments                       (72,512)

           Minority interests in equity of subsidiaries reclassified to
               equity investments                                              (142,633)
                                                                            -----------
           Decrease in cash and cash equivalents                            $   (38,142)
                                                                            ===========

         For a description of certain other non-cash activities, see notes 3 and 11.

(3)      Acquisitions

         On October 1, 1996, Cablevision acquired 99.99% of the issued and outstanding capital stock of Oeste Cable Color S.A. ("OCC"), a cable television operation in the west of the greater Buenos Aires metropolitan area, for a purchase price of $112.2 million (the "OCC Acquisition"). Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt of approximately $45 million in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). See note 8.

(4)      Cablevision

         On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision. None of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the minority interest has no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets at March 31, 1997. To the extent that Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the three months ended March 31, 1997 and 1996, the Company would have allocated $3.5 million and $5.3 million, respectively, of Cablevision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements



         On March 10, 1997, the Company announced that it had signed a Memorandum of Understanding (the "Cablevision MOU") that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90% (the "Cablevision Minority Interest Purchase"). The Cablevision MOU provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. The parties are in the process of negotiating the terms of the definitive agreements. There can be no assurance that the parties will reach agreement on the terms of the definitive agreements. Additionally, the purchase price contemplated by the Cablevision MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.

(5)      Investment in Telewest

         At March 31, 1997, the Company indirectly owned, through its 50% ownership interest in TW Holdings, Inc., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. On March 31, 1997, the reported closing price on the London Stock Exchange of Telewest's ordinary shares was (pound)1.09 ($1.79).

         On October 3, 1995, the merger of Telewest's predecessor ("Old Telewest") and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest (formerly Telewest plc), acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). In connection with the SBCC Transaction, Telewest issued U.S. dollar denominated senior debentures having an aggregate principal amount at maturity of $1.8 billion (the "Telewest Debentures"). As a result of such issuance, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the three months ended March 31, 1997 and 1996, Telewest experienced foreign currency transaction losses of (pound)24.1 million ($40.5 million using the applicable exchange rate) and (pound)16.7 million ($25.6 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest
         Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6459 to 1 and 1.5362 to 1 during the three months ended March 31, 1997 and 1996, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was
         1.6395 to 1 and 1.7125 to 1 at March 31, 1997 and December 31, 1996,
         respectively.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         Summarized unaudited results of operations of Telewest are as follows (amounts in thousands):

                                                        Three months ended
                                                            March 31,
                                                    --------------------------
                                                        1997           1996
                                                    -----------    -----------
                Revenue                             $   147,876        100,099
                Operating, selling, general and
                   administrative expenses             (135,983)      (105,856)
                Depreciation and amortization           (72,014)       (49,940)
                                                    -----------    -----------

                      Operating loss                    (60,121)       (55,697)

                Share of losses of affiliates            (8,144)        (5,464)
                Interest expense, net                   (45,656)       (26,376)
                Foreign currency transaction loss       (40,525)       (25,602)
                Other, net                                 (126)             2
                                                    -----------    -----------

                      Net loss                      $  (154,572)      (113,137)
                                                    ===========    ===========

(6)      Investments in Other Affiliates

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

         The Company is contractually obligated to make further loans to or investments in certain of the Other Affiliates. At March 31, 1997, the aggregate U.S. dollar equivalent of the unfunded portion of such commitments was $8.0 million.

         The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At March 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $16.6 million. See note 9.

         Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 9.

         The following table reflects the Company's carrying value (including receivables) of the Other Affiliates (amounts in thousands):

                                                         Carrying value
                                                   --------------------------
                                                     March 31,    December 31,
                                                       1997          1996
                                                   -----------    -----------
              Flextech (a)                         $   114,544           --
              Flextech Affiliates (b)                     --          129,563
              MultiThematiques S.A
                 ("MultiThematiques") (c)               79,289         84,007
              Liberty/TINTA LLC (d)                     60,009         63,227
              Jupiter Telecommunications Co.,
                 Ltd. ("Jupiter") (e)                   39,200         47,251
              Bresnan International Partners
                 (Poland), L.P. ("BIP
                 Poland") (f)                           27,848         27,951
              Bresnan International Partners
                 (Chile), L.P. ("BIP Chile") (g)        20,993         34,408
              United International Investments          24,449         25,598
              Asia Business News (Singapore) PTE
                 Ltd                                     8,879          9,556
              Other                                     (2,492)           292
                                                   -----------    -----------
                                                   $   372,719        421,853
                                                   ===========    ===========


         (a)      Flextech

                  At March 31, 1997, the Company owned 56,340,598 Flextech Ordinary Shares representing 46.2% of the issued and outstanding Flextech share capital and, when combined with the Special Voting Share owned by TINTA, approximately 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (pound)6.22 ($10.20) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (pound)350.4 million ($574.5 million) at March 31, 1997. As described in note 1, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. See also note 11.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


                  On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in Maidstone Broadcasting (formerly the International Family Channel UK) ("Maidstone"), which Flextech did not already own and (ii) a 100% ownership interest in TVS Television Limited. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was (pound)31.4 million ($47.8 million using the applicable exchange rate), of which (pound)3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA under certain circumstances. See note 10. As a result of the IFE Acquisitions, the Company's ownership interest in Flextech's issued and outstanding share capital decreased from 48.8% to 46.2%. Due primarily to the Company's contingent purchase obligations under the above-described put option, the Company recognized no gain in connection with the dilution of the Company's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares was reflected as a component of "Minority interests in equity of subsidiaries" as set forth in the accompanying consolidated balance sheets.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements



                  On April 10, 1996, Flextech made an initial capital contribution of (pound)525,000 ($861,000) and assumed certain liabilities in connection with the acquisition of an indirect controlling interest in the "infomercial" business of HSN Direct International Limited ("HSN Direct") from the Home Shopping Network, Inc. and certain individuals (the "HSN Acquisition"). In connection with the HSN Acquisition, Flextech loaned $4.9 million to HSN Direct. In exchange for assuming 20% of Flextech's initial capital contribution and the amounts loaned to HSN Direct, TINTA acquired a 20% indirect ownership interest in the acquired business. TINTA paid $2.2 million to Flextech for 20% of Flextech's interest in the acquired business. As a result, Flextech owns 63% and TINTA owns 15.7% of HSN Direct.

                  On June 5, 1995, Flextech issued an aggregate of 17,504,155 newly issued Flextech Ordinary Shares and 4,675,082 newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription"). The Hallmark Subscription and the U S WEST Subscription are collectively referred to herein as the "Flextech Transactions." Under certain circumstances, the Hallmark and U S WEST subsidiaries have the right to require TINTA to purchase the interests in Flextech acquired by such entities pursuant to the Flextech Transactions. See note 10.

         (b)      Flextech Affiliates

                  Due to the January 1, 1997 deconsolidation of Flextech described in note 1, Flextech's equity method affiliates (the "Flextech Affiliates") are no longer included with the Other Affiliates. See also note 11.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


                  At December 31, 1996, the Flextech Affiliates were comprised of European Business News Partners (30%-owned by Flextech), HIT Entertainment PLC (23%-owned by Flextech), Preview Investments B.V. (33%-owned by Flextech), Scottish Television plc (20%-owned by Flextech), UK Gold Television Limited ("UKGL") (25%-owned by Flextech) and UK Living Limited ("UKLL") (31%-owned by Flextech). In April 1996, Flextech acquired the 61% interest in Maidstone which Flextech did not already own. Prior to such acquisition, the "Flextech Affiliates" also included Flextech's 39% interest in Maidstone. In connection with the April 1997 formation of the BBC Joint Ventures, Flextech acquired all of the equity share capital of UKGL and UKLL (75% and 68.75%, respectively) that Flextech did not already own.

         (c)      MultiThematiques

                  On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in MultiThematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Generale d'Images S.A. ("GDI") (the "MultiThematiques Transaction"). In addition, TINTA contributed to MultiThematiques FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.0 million ($19.5 million at the applicable exchange rate) on December 13, 1996 and February 13, 1997, respectively. TINTA also has agreed to contribute FF164.0 million ($29.1 million) no later than December 13, 1997.

                  Whereas Canal + and GDI are not required to make additional contributions on a pro rata basis, TINTA's obligation to make the above-described additional FF369.1 million ($65.4 million) contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such contributions (using a discount rate of 10%) has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheets. As the MultiThematiques Obligation is denominated in French francs, the Company will experience realized and unrealized foreign currency transaction gains and losses with respect to the MultiThematiques Obligation. During the three months ended March 31, 1997 and 1996, the Company experienced unrealized foreign currency transaction gains of $4.2 million and $1.7 million, respectively, with respect to the MultiThematiques Obligation. In addition, during the three months ended March 31, 1997, the Company recognized a realized foreign currency transaction loss of $2.0 million in connection with the February 1997 payment under the MultiThematiques Obligation.

                  In order to manage the Company's foreign exchange risk with respect to its December 13, 1997 contribution obligation, the Company entered into a forward currency contract that allows the Company to purchase FF164.0 million at a price of FF5.5367 per U.S. dollar through December 13, 1997.

                                                                    (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (d)      Liberty/TINTA LLC

                  Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership (the "Sports Venture"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by Liberty/TINTA LLC, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty (the "LLC"). As of March 31, 1997, TINTA had contributed to the LLC $49.0 million in cash and its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture. The carrying value and the Company's share of earnings (losses) of Torneos prior to its contribution to the LLC have been included with the LLC in the above table.

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

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


                  Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through March 31, 1997, payments made under the TINTA/Torneos Sports Agreement totaled $20.1 million.

                  The $33.0 million excess of the Company's aggregate historical cost basis in the LLC over the Company's 50% proportionate share of the LLC's net assets is being amortized over an estimated useful life of 20 years.

         (e)      Jupiter

                  Through March 31, 1997, the Company had made aggregate contributions to Jupiter of Y.7.4 billion ($71.3 million at the applicable exchange rates). In addition, on March 31, 1997 the Company paid Y.200 million ($1.6 million) to Sumitomo Corporation ("Sumitomo"). The Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter.

                  The Company had entered into an option agreement whereby the Company was entitled to sell Y.1.6 billion in exchange for $17.5 million through April 4, 2002. The option was treated as a hedge of the Company's foreign currency risk with respect to its existing investment in Jupiter. On May 2, 1997, the Company sold such option for $1.8 million.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (f)      BIP Poland

                  The Company loaned funds to BIP Poland pursuant to a 12% subordinated credit note (the "Poland Subordinated Credit Note") due on December 31, 2004. On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of the Poland Subordinated Credit Note ($23.8 million) to equity and made an additional equity contribution of $10 million, (ii) BCI Poland, Inc. ("BCI Poland"), an entity in which the Company has no ownership interest, and which, prior to December 31, 1996 held a 20% general partnership interest in BIP Poland, contributed $18.5 million to BIP Poland, and
                  (iii) TINTA's ownership percentage in BIP Poland was reduced from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through March 31, 1997, the Company's Unreturned Capital in BIP Poland was $34.8 million.

                  Prior to the December 31, 1996 conversion of the Poland Subordinated Credit Note to equity, interest income on such note was eliminated against the corresponding interest expense that was included in the Company's share of BIP Poland's net losses.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (g)      BIP Chile

                  On February 7, 1996, Cordillera Comunicaciones Limitada ("Cordillera") (a 50%-owned affiliate of the Company's 80%-owned affiliate, BIP Chile) and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.), entered into certain definitive agreements (the "Chile Restructuring Agreements") that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to a new Chilean company called Metropolis-Intercom S.A. ("Metropolis-Intercom"). Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that all of the cable distribution assets excluding the headends (the "Distribution Assets") of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in 1996 and $13 million was received in
                  1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement. As a result of the foregoing transactions, CTC is (i) servicing 77 analog channels and any additional channels acquired by Metropolis-Intercom, (ii) to expand and operate the Distribution Assets and (iii) providing technical service pursuant to a services agreement. Under the Chile Restructuring Agreements, Cordillera, BIP Chile and the Company have agreed not to compete with Metropolis-Intercom and not to pursue telephone opportunities in Chile, and CTC has agreed not to compete with Metropolis-Intercom and not to pursue cable-related opportunities in Chile (other than through Metropolis-Intercom). The aforementioned service agreement has a term of 30 years (with an option to renew) and the associated payments to CTC are based on capacity utilized and other specified factors.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which they were owned by the Company are as follows (amounts in thousands):

                                                        Three months ended March 31, 1997
                                           --------------------------------------------------------
                                                                         Latin America
                                                           Asia and         and the
                                            Europe(a)      Australia     Caribbean(b)     Total
                                           -----------    -----------    ------------   -----------
         Combined Operations

         Revenue                           $    60,499         50,837          3,484        114,820
         Operating, selling, general and
            administrative expenses            (77,551)       (56,652)        (2,086)      (136,289)
         Depreciation and amortization          (6,457)       (10,186)          (856)       (17,499)
                                           -----------    -----------    -----------    -----------

                 Operating income (loss)       (23,509)       (16,001)           542        (38,968)

         Interest expense, net                    (558)        (2,883)        (1,918)        (5,359)
         Other, net                                276           (966)        (6,797)        (7,487)
                                           -----------    -----------    -----------    -----------

                 Net loss                  $   (23,791)       (19,850)        (8,173)       (51,814)
                                           ===========    ===========    ===========    ===========


                                                     Three months ended March 31, 1996
                                           --------------------------------------------------------
                                                                         Latin America
                                                            Asia and        and the
                                            Europe(a)      Australia     Caribbean(b)      Total
                                           -----------    -----------    -----------    -----------
         Combined Operations

         Revenue                           $    87,167         37,316         10,819        135,302
         Operating, selling, general and
            administrative expenses            (94,962)       (42,361)        (9,229)      (146,552)
         Depreciation and amortization          (2,146)        (7,712)          (972)       (10,830)
                                           -----------    -----------    -----------    -----------

                 Operating income (loss)        (9,941)       (12,757)           618        (22,080)

         Interest expense, net                  (1,809)        (2,254)        (3,387)        (7,450)
         Other, net                               (925)           277           (263)          (911)
                                           -----------    -----------    -----------    -----------

                 Net loss                  $   (12,675)       (14,734)        (3,032)       (30,441)
                                           ===========    ===========    ===========    ===========

         ------------

         (a) The summarized combined operations for the three months ended March 31, 1997 include the results of operations of Flextech but exclude the results of operations of the Flextech Affiliates. See notes 1 and 11.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (b) The summarized operating results of Torneos are included in the combined operations for the three months ended March 31, 1996 but are excluded from the combined operations for the three months ended March 31, 1997 due to TINTA's contribution of its 35% ownership interest in Torneos to the Sports Venture.

(7)      Other Investments

         The components of other investments are set forth below (amounts in thousands):

                                                        March 31,    December 31,
                                                          1997          1996
                                                       -----------   -----------
                    DTH Ventures                       $    18,245        17,945
                    Other                                    2,501         2,928
                                                       -----------   -----------

                                                       $    20,746        20,873
                                                       ===========   ===========


         On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). It is anticipated that TINTA could be required to make cash contributions totaling $45.8 million over the next three years in connection with the DTH Ventures.

(8)      Debt

         The components of debt are as follows (amounts in thousands):


                                                         March 31,    December 31,
                                                            1997         1996
                                                        -----------   -----------
                    TINTA:
                      Debentures (a)                    $   345,000       345,000
                      Cablevision Notes (b)                    --          13,013
                                                        -----------   -----------
                                                            345,000       358,013
                                                        -----------   -----------

                    Subsidiaries:
                      Flextech                                 --           1,000
                                                        -----------   -----------
                                                               --           1,000
                                                        -----------   -----------

                      Cablevision:
                          Bank loans (c)                    100,835       104,556
                          OCC Notes (d)                      43,691        46,418
                          Other                                 940         1,141
                                                        -----------   -----------
                                                            145,466       152,115
                                                        -----------   -----------

                                                        $   490,466       511,128
                                                        ===========   ===========


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). See note 9.

         (b) The Cablevision Notes were secured by the Company's pledge of the stock representing its 51% interest in Cablevision. The Cablevision Notes were repaid in their entirety in March 1997. See note 4.

         (c) Represents Cablevision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of Cablevision's bank debt at March 31, 1997 was 7.6%.

         (d) In connection with the OCC Acquisition, Cablevision issued $46.4 million principal amount of secured negotiable promissory notes. The OCC Notes are scheduled to be repaid in equal monthly installments through September 10, 1998 and accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC. See note 3.

         With the exception of the Debentures, which had a fair value of $259 million at March 31, 1997, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at March 31, 1997.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


(9)      Related Party Transactions

         Due from TCI

         The effects of all transactions between the Company and TCI have been reflected as intercompany payables or receivables to be settled (i) in the case of certain non-cash income tax and stock compensation allocations (the "Non-Cash Intercompany Account"), at some future date (as described below), (ii) in the case of amounts outstanding pursuant to the TCI Note Receivable (see note 8), as mutually agreed from time to time by TCI and TINTA, (iii) in the case of a note payable (the "TCIC Note Payable") to TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, in accordance with the applicable repayment terms as described below, and (iv) in the case of all other intercompany transactions, within thirty days following notification (the "Cash Intercompany Account"). Any amounts within the Cash Intercompany Account that remain outstanding after such thirty-day period generally are treated as adjustments of the outstanding borrowings pursuant to the revolving subordinated credit agreement between TCI, as creditor, and TINTA, as borrower (the "TCI Credit Facility"). The components of "Due from (to) TCI" are as follows (amounts in thousands):

                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    -----------
          TCI Note Receivable (a)                    $   134,491        176,501
          TCIC Note Payable (b)                          (21,982)       (23,262)
          TCI Credit Facility (c)                           --             --
          Non-Cash Intercompany Account (d)               18,600         14,955
          Cash Intercompany Account                       (8,447)        (8,053)
                                                     -----------    -----------
                                                     $   122,662        160,141
                                                     ===========    ===========


         (a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.2% at March 31, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the three months ended March 31, 1997 and 1996, interest income related to the TCI Note Receivable aggregated $2.4 million and $2.2 million, respectively.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (b) During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a(pound)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note. The TCIC Note Payable bears interest at 7% compounded semi-annually. During the three months ended March 31, 1997, the U.S. dollar equivalent of interest expense incurred with respect to the TCIC Note Payable was $392,000. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of(pound)998,000 ($1.6 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of (i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the three months ended March 31, 1997, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $859,000.

         (c) The TCI Credit Facility is a subordinated unsecured revolving credit facility that provides for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TINTA. There were no borrowings outstanding pursuant to the TCI Credit Facility at March 31, 1997 and December 31, 1996. The TCI Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $188,000 during each of the three month periods ended March 31, 1997 and 1996.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         (d) At March 31, 1997, the Non-Cash Intercompany Account was comprised of $75,000 due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $18.7 million due from TCI with respect to the allocation of current intercompany income tax benefits (the "TCI Tax Receivable") pursuant to a tax sharing agreement among TINTA, TCI and certain other affiliates of TCI (the "Tax Sharing Agreement"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations.

         Other Related Party Transactions

         Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARS"). Estimates of the compensation expense relating to the TCI Options and SARS have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARS resulted in decreases to TINTA's share of TCI's stock compensation liability of $60,000 and $909,000 for the three months ended March 31, 1997 and 1996, respectively.

         Pursuant to a services agreement between TCI and TINTA, TCI allocates corporate expenses to TINTA based upon the estimated cost of general and administrative services provided. The amounts allocated to the Company for the three months ended March 31, 1997 and 1996 aggregated $416,000 and $719,000, respectively.

         The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $1.3 million and $1.1 million during the three months ended March 31, 1997 and 1996, respectively. Such programming charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the three months ended March 31, 1997 and 1996, such charges aggregated $3.3 million and $3.4 million, respectively. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $700,000 during each of the three month periods ended March 31, 1997 and 1996. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.

         As further described in note 6, certain subsidiaries of TCI have provided guarantees and other credit enhancements on the Company's behalf. In this respect, the Company has entered into an indemnification agreement with TCI whereby the Company will indemnify TCI for any loss, claim or liability that TCI may incur by reason of certain guarantees and credit enhancements made by TCI on the Company's behalf.

(10)     Commitments and Contingencies

         Prior to the IPO, the Company relied upon capital contributions from TCI and, to a lesser extent, borrowing availability under the TCI Credit Facility (see note 9), in order to meet most of its liquidity requirements. Following the IPO, TCI has not and, it is anticipated, will not make further capital contributions to the Company in the future. Notwithstanding the cash proceeds received by the Company in connection with the IPO and the sale of the Debentures, the Company believes that it will continue to be dependent upon financing from TCI and/or external sources in order to meet its liquidity requirements. There is no assurance that any such sources of financing will be available on terms acceptable to the Company.

         The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $55 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see note 6.

         If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company, (ii) the Hallmark and U S WEST subsidiaries' interests in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech securities acquired by IFE pursuant to the IFE Acquisitions exceeds 75% of Flextech's issued and outstanding share capital, or (y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from the Hallmark and U S WEST subsidiaries, and from IFE any Flextech Ordinary Shares held by them and which were originally acquired pursuant to the Hallmark Subscription, the U S WEST Subscription, or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of
         (i) the then current market price for the Flextech Ordinary Shares and
         (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares during the preceding 12 month period. In the event the Company is required to purchase any Flextech Ordinary Shares, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

         As described in note 11, the Company has significant contingent obligations with respect to certain credit enhancements that were provided by the Company upon the closing of the BBC Joint Ventures and related transactions.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


(11)     Subsequent Events

         BBC Joint Ventures

         In April 1997, (i) Flextech and BBC Worldwide formed the two BBC Joint Ventures and (ii) Flextech acquired from the other shareholders of UKLL and UKGL all of the share capital in those two companies not already owned by Flextech and the Company. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The Principal Joint Venture has committed to the launch of at least 4 new theme channels by September 30, 1998. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

         Each of the Principal Joint Venture and the Second Joint Venture have entered into programming license agreements with the British Broadcasting Corporation (the "BBC License Agreements"), under which such joint ventures will have the right to acquire licenses to broadcast programming originated by the British Broadcasting Corporation on the channels which the joint ventures are to operate. The BBC License Agreements, which contain certain exclusivity provisions, have initial terms of 15 years, which terms will automatically be extended for an additional 15 years unless the relevant joint venture elects to give notice to the contrary.

         As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($16 million). To support its funding obligations, Flextech has obtained a revolving credit facility with current borrowing availability of up to (pound)85 million ($139 million), and with a term of up to 5 years, from a syndicate of banks (the "Flextech Revolving Credit Facility").


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         Flextech acquired the share capital of UKGL and UKLL not already owned by it and the Company through the issuance of new Flextech Ordinary Shares. Flextech acquired the 75% of UKGL (and (pound)12.5 million ($20.5 million) of loan stock) and the 68.75% of UKLL (and (pound)13.7 million ($22.5 million) of loan stock) that it did not already own through the issuance of 34,954,713 new Flextech Ordinary Shares. One of the current shareholders of UKLL retained (pound)5.2 million ($8.5 million) of loan stock of UKLL, which is to be repaid in two equal installments on December 31, 1997 and 1998. Concurrent with the issuance of the new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, the Company's voting power fell below 50%. To increase the Company's voting power to 50%, the Company received the Special Voting Share, which permits the Company to cast 50% of the votes on most matters brought to shareholders of Flextech. So long as the Proxy remains outstanding, TINTA's 50% voting interest will be reduced by the 960,850 votes represented by the Proxy. See note 1. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group.

         Flextech's outstanding Flextech Non-Preference Shares had been issued in connection with previous acquisition transactions by Flextech due to the Company's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares was eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares were converted into Flextech Ordinary Shares. Immediately following such conversion, and the issuance of additional Flextech Ordinary Shares in connection with the UKGL and UKLL transactions described above, (i) the Company's interest in the equity share capital of Flextech was 35.9% and (ii) the Company's voting interest was approximately 50%.

         If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (pound)22 million
         ($36 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($144 million) and, subject to certain restrictions, a standby credit facility of (pound)30 million ($49 million). Borrowings under the primary and standby credit facility would be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR, which interest would be capitalized quarterly.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for (pound)1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for (pound)1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of
         (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

         So long as the Company is contingently obligated under the Standby Commitment, it has been agreed that (i) Flextech will not sell any of its direct or indirect interests in the Principal Joint Venture, (ii) Flextech will not conduct its business in such a way as is likely to cause it to be in material breach of any material contracts or to have insufficient working capital to meet its funding obligation to the Principal Joint Venture, and (iii) Flextech will use its available resources to subscribe for any outstanding loan stock of the Principal Joint Venture, if and to the extent required by TINTA at any time after December 31, 2011.

         Caguas Acquisition

         On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.2 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own (the "Caguas Acquisition"). In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into a new reducing revolving bank credit facility (the "Puerto Rico Bank Facility") and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                   Notes to Consolidated Financial Statements


         The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly in accordance with a schedule, until final maturity at March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates. In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


Management's Discussion and Analysis  of Financial Condition and
     Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, included elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. With respect to trends, risks and uncertainties affecting the Company's results of operations and financial condition, the following discussion addresses only changes in such matters that have occurred during 1997 through the date of this Quarterly Report on Form 10-Q.

         A significant portion of the Company's operations are conducted through corporations and partnerships in which the Company holds a 20%-50% ownership interest. As the Company generally accounts for such ownership interests using the equity method of accounting, the financial condition and results of operations of such entities are not reflected on a consolidated basis within the Company's consolidated financial statements.

         Certain statements included in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; uncertainties inherent in proposed business strategies and development plans, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


Material Changes in Results of Operations

         As described in greater detail below, the Company reported net losses of $33.5 million and $26.4 million during the three months ended March 31, 1997 and 1996, respectively. Such net losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

         During the three months ended March 31, 1997 and 1996, Cablevision and the Puerto Rico Subsidiary were reflected in the Company's consolidated financial statements on a consolidated basis. Additionally, Flextech was included in the Company's consolidated financial statements on a consolidated basis through December 31, 1996. As described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, discontinued using the consolidation method to account for its ownership interest in Flextech. As a result, the Company's consolidated financial statements as of and for the three months ended March 31, 1997 do not include Flextech's financial position and results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Flextech that were included in the Company's consolidated financial statements for the three months ended March 31, 1996 (amounts in thousands):

           Programming revenue                                       $    13,093

           Programming operating costs and expenses before
               depreciation and amortization                             (15,435)
           Depreciation and amortization                                  (1,102)
                                                                     -----------
           Operating loss                                                 (3,444)
                                                                     -----------
           Other, net                                                        511
                                                                     -----------
           Net loss                                                  $    (2,933)
                                                                     ===========

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         Cablevision owned cable television systems serving approximately 580,000 and 436,000 basic subscribers at March 31, 1997 and 1996, respectively. The following table sets forth summary information with respect to Cablevision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (amounts in thousands):


                                                    Three months ended
                                         ---------------------------------------------
                                          March 31, 1997 (1)        March 31, 1996
                                         --------------------     --------------------
Revenue                                  $ 56,250         100%    $ 43,379         100%
Operating costs and expenses
    before depreciation and
    amortization                          (33,046)        (59%)    (24,328)        (56%)
                                         --------    --------     --------    --------
Operating Cash Flow                        23,204          41%      19,051          44%
Depreciation and amortization             (12,780)        (23%)     (9,198)        (21%)
                                         --------    --------     --------    --------

Operating income                         $ 10,424          18%    $  9,853          23%
                                         ========    ========     ========    ========


------------------

(1) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of OCC. In accordance with the purchase method of accounting OCC has been included in Cablevision's consolidated financial statements since the October 1, 1996 acquisition date. The following table sets forth summary information with respect to OCC's results of operations included with those of Cablevision for the three months ended March 31, 1997 (amounts in thousands):


                  Revenue                                             $   7,898

                  Operating costs and expenses
                     before depreciation and
                     amortization                                        (3,052)
                                                                      ---------
                  Operating Cash Flow                                     4,846
                  Depreciation and amortization                          (2,408)
                                                                      ---------

                  Operating income                                    $   2,438
                                                                      =========

(2) "Operating Cash Flow," which represents income before depreciation and amortization, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         Revenue

         Cable revenue increased $16.1 million or 32% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to the positive effects of the OCC Acquisition and a 10% increase in Cablevision's average number of basic subscribers. Such positive effects were partially offset by a decrease in Cablevision's rates resulting from promotional packages offered in response to increasing competition. See related discussion below. An increase in the revenue of the Puerto Rico Subsidiary accounted for the remaining increase in cable revenue. Such increase is due primarily to a 3% increase in basic subscribers of the Puerto Rico Subsidiary. An increase in basic rates in February 1997 also contributed to the increase in cable revenue of the Puerto Rico Subsidiary.

         The areas serviced by Cablevision are also serviced by other cable providers. During the second quarter of 1996 one of these cable providers began offering cable services at rates substantially below that charged by Cablevision. Cablevision has offered promotional packages in response to such competition. Although the Company believes that such competition may limit Cablevision's ability to increase its rates, the Company cannot otherwise predict the impact competition will have on Cablevision's result of operations.

         Operating Costs and Expenses

         Cable operating costs and expenses increased $9.3 million or 33% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to the effects of the OCC Acquisition and an increase in Cablevision's programming costs. Such increased programming costs are attributable to a higher number of subscribers and higher programming rates. See related discussion below. An increase in the operating costs and expenses of the Puerto Rico Subsidiary accounted for the remaining increase in cable operating costs and expenses.

         Cablevision and the Puerto Rico Subsidiary purchase programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of Cablevision and the Puerto Rico Subsidiary.

         TINTA incurred corporate, general and administrative expenses of $2.8 million and $2.5 million during the three months ended March 31, 1997 and 1996, respectively, of which $416,000 and $719,000, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated decreases aggregated $34,000 and $438,000, during the three months ended March 31, 1997 and 1996, respectively, and include decreases in the Company's share of TCI's stock compensation liability of $60,000 and $909,000, respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The $3.6 million or 30% increase in depreciation and amortization expense during the three months ended March 31, 1997, as compared to the corresponding prior year period, is the result of a net increase in the Company's assets that are subject to depreciation and amortization. The increases in such assets that are attributable to the OCC Acquisition and capital expenditures more than offset the decrease that is attributable to the deconsolidation of Flextech, as described in note 1 to the accompanying consolidated financial statements.

         Other Income and Expense

         Telewest, which is currently constructing broadband cable television and telephony networks in the UK, has incurred losses since its inception. It is expected that the current construction requirements of Telewest will be substantially complete by the end of the year 2000. The Company's share of Telewest's net losses increased $11.1 million or 36% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to increases in depreciation and amortization, interest expense and foreign currency transaction losses. In connection with the SBCC Transaction, Telewest received net cash proceeds of $1.2 billion upon the issuance of the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of (pound)24.1 million ($40.5 million using the applicable exchange rate) and (pound)16.7 million ($25.6 million using the applicable exchange rate) during the three months ended March 31, 1997 and 1996, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         The Company's share of the losses of the Other Affiliates increased $4.5 million or 25% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to increased losses of the LLC, Juipter, MultiThematiques and ABN. Such increased losses were partially offset by a decrease in the Company's share of the losses of DMX, Inc. ("DMX"). During the third quarter of 1996, the Company's cumulative share of DMX's losses exceeded the Company's investment in DMX. Since that time, the Company has not recorded its proportionate share of DMX losses as the Company has no obligation to provide any funding to DMX. In addition, as described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information concerning the Other Affiliates, see note 6 to the accompanying consolidated financial statements.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         Interest income decreased $2.0 million or 39% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such decrease is due primarily to the decrease in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech as described in note 1 to the accompanying consolidated financial statements.

         Interest expense increased $1.0 million or 12% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily due to the issuance of (i) the Debentures on February 8, 1996, (ii) the OCC Notes and (iii) the TCIC Note Payable which effects were partially offset by a reduction in interest expense that is attributable to the deconsolidation of Flextech. See note 8 to the accompanying consolidated financial statements.

         The minority interests' share of net losses, which related entirely to Flextech, was none and $4.2 million during the three months ended March 31, 1997 and 1996, respectively. As described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. Accordingly, the minority interests' share of net losses for Flextech is no longer included in the Company's consolidated statement of operations. None of Cablevision's $65.0 million of net liabilities at the April 25, 1995 acquisition date, and none of Cablevision's post-acquisition operating results have been allocated to Cablevision's 49% minority interest because (i) the Cablevision minority interest has no obligation to provide any funding to Cablevision and (ii) the minority interest continued to have a negative historical cost basis in Cablevision's net assets at March 31, 1997. To the extent that Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) cause the minority interest's historical cost basis in Cablevision's net assets to become positive, the Company would begin to allocate 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive during the three months ended March 31, 1997 and 1996, the Company would have allocated $3.5 million and $5.3 million, respectively, of Cablevision's net earnings (exclusive of the effects of purchase accounting) to the minority interest.

         The Company recognized realized and unrealized foreign currency transaction gains of $1.4 million and $1.3 million during the three months ended March 31, 1997 and 1996, respectively. The amounts for the three months ended March 31, 1997 and 1996 include unrealized gains of $4.2 million and $1.7 million, respectively, with respect to the remeasurement into the U.S. dollar of the French franc-denominated MultiThematiques Obligation. In addition, the Company realized a $2.0 million transaction loss in connection with the February 1997 payment under the MultiThematiques Obligation. During the three months ended March 31, 1997 and 1996, the Company also recognized unrealized losses of $1.6 million and $541,000, respectively, with respect to the remeasurement into the U.S. dollar of the UK pound-denominated debt owed by Flextech to an indirect subsidiary of TINTA.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         Income Taxes

         The Company's income tax benefit was $26.3 million and $10.7 million during the three months ended March 31, 1997 and 1996, respectively. The effective tax rates associated with such benefits were 44% and 29%, respectively. The higher effective tax rate during the 1997 period is attributable to the recognition of certain deferred tax assets in connection with the deconsolidation of Flextech, as described in note 1 to the accompanying consolidated financial statements.

Material Changes in Financial Condition

         On July 18, 1995, TINTA completed the IPO in which 20,000,000 shares of TINTA's Series A Common Stock were sold to the public for net proceeds of approximately $301.3 million. Prior to the IPO, the Company had relied upon capital contributions from TCI and, to a lesser extent, borrowing availability under the TCI Credit Facility in order to meet most of the Company's liquidity requirements with respect to its investing and operating activities. Since the IPO, TCI has not made, and it is anticipated will not in the future make, further capital contributions to the Company.

         The Company's operating activities provided (used) cash of $10.3 and $(3.8 million) during the three months ended March 31, 1997 and 1996, respectively. The 1996 amount includes cash used in Flextech's operating activities of $14.8 million. As discussed under note 1 to the accompanying consolidated financial statements, effective January 1, 1997, Flextech's cash flows are no longer included in the Company's consolidated statements of cash flows. Although the operating activities of Cablevision and the Puerto Rico Subsidiary historically have generated positive cash flow, the Company believes that the remaining consolidated operating activities of TINTA will continue to produce net cash flow deficits for the foreseeable future. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the cash balances of the Company's foreign subsidiaries are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries, and, it is not presently anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA. Accordingly, there can be no assurance that the Company will have access to any cash generated by its foreign operating subsidiaries and affiliates. In this regard, $2.6 million of the Company's cash balances was held by Cablevision at March 31, 1997.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         During the three months ended March 31, 1997 and 1996, cash used by the Company's investing activities aggregated $43.6 million and $29.7 million, respectively. Such amounts include $11.7 million and $19.4 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See notes 1 and 2 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

         The Company expects that it will continue to have significant cash requirements with respect to its investing activities. In this regard the Company, as of March 31, 1997, is contractually obligated to make loans or capital contributions to its affiliates as follows (amounts in thousands):

                                          U.S. dollar
                                         equivalent of
                                         commitment at
                                           March 31,
 Affiliate                   Currency        1997
 ---------                  -----------   -----------
 BIP Chile (1)              U.S. dollar   $     5,500
 Other                        Various           2,485
                                          -----------
                                          $     7,985
                                          ===========

------------
(1) Represents the Company's aggregate unfunded obligations to provide equity financing to BIP Chile.

         The 27.0 million U.S. dollar equivalent of the estimated net present value of the additional capital contributions that TINTA is required to make to MultiThematiques no later than December 13, 1997 has not been reflected in the foregoing table since such amount has been reflected as a liability in the Company's consolidated balance sheets. See related discussion below.

         The Company has satisfied all of its contractual funding requirements with respect to Jupiter. The Company and Sumitomo are in the process of revising the original business plan to increase the rate at which Jupiter would acquire additional franchises and develop its network. Management of the Company estimates that if Jupiter's business plan is accelerated in the manner currently under discussion, Jupiter will require additional funding, which additional funding may be significant. If Jupiter's business plan is so accelerated, the Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its subsidiaries and affiliates. Through March 31, 1997, the Company has made capital contributions to Jupiter aggregating Y.7.4 billion ($71.3 million at the applicable exchange rates).


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries. It is anticipated that TINTA could be required to make cash contributions totaling $45.8 million over the next three years in connection with the DTH Ventures.

         Effective April 29, 1996, TINTA, Liberty and News Corp. formed the Sports Venture to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in the Sports Venture with the remaining 50% owned by the LLC. As of March 31, 1997, TINTA had contributed to the LLC $49.0 million in cash and its 35% equity interest in Torneos, an Argentinean sports programming production company, and Liberty had contributed to the LLC its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. The LLC contributed the non-cash assets contributed to it by TINTA and Liberty to the Sports Venture. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in the Sports Venture.

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

         On April 19, 1996, TINTA, Torneos and the Torneos stockholders entered into the TINTA/Torneos Sports Agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. In particular, TINTA acquired worldwide distribution rights outside of Argentina for Clasico del Domingo and worldwide distribution rights (excluding Buenos Aires) for Futbol de Primera and Torneos de Verano (Summer Games).

         Pending the assignment of the Sports Venture Rights to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through March 31, 1997, payments made under the TINTA/Torneos Sports Agreement totaled $20.1 million.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

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

         The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Company's affiliates. At March 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations was $16.6 million. The Company also has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through the year 2000. If the Company were to fail to fulfill its obligations under the guarantees, the beneficiaries have the right to demand an aggregate payment of approximately $55 million. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

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

         During the three months ended March 31, 1997, Cablevision and the Puerto Rico Subsidiary accounted for $10.8 million and $2.1 million, respectively, of the Company's aggregate capital expenditures of $12.9 million. As described under note 1 to the accompanying consolidated financial statements, effective January 1, 1997, the capital expenditures and other cash flows of Flextech are no longer included in the Company's consolidated statements of cash flows. Although the Company expects that its future capital expenditure requirements with respect to Cablevision and the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of Cablevision and the Puerto Rico Subsidiary generally will be sufficient to satisfy the foreseeable capital expenditure requirements of such entities. In this regard, subsequent to March 31, 1997, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility in connection with the Caguas Acquisition. See note 11 to the accompanying consolidated financial statements and related discussion below.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company (ii) the Hallmark and U S WEST subsidiaries' interests in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech securities acquired by IFE pursuant to the IFE Acquisitions exceeds 75% of Flextech's issued and outstanding share capital, or (y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from the Hallmark and U S WEST subsidiaries, and from IFE any Flextech Ordinary Shares held by them and which were originally acquired pursuant to the Hallmark Subscription, the U S WEST Subscription, or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares during the preceding 12 month period. In the event the Company is required to purchase any Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On December 13, 1995, TINTA invested in MultiThematiques, a newly formed European programming company, with two French media companies, CANAL+ and GDI. Canal + and GDI have contributed to MultiThematiques their combined equity interests in four French thematic channels and Canal + has also contributed its equity interest in a Spanish classic movie channel. The Company contributed 123.1 million French Francs ("FF") ($24.7 million at the applicable exchange rate), FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.00 million ($19.5 million at the applicable exchange rate) to MultiThematiques in December 1995, December 1996 and February 1997, respectively. The Company is obligated to contribute an additional FF164.0 million ($29.1 million) no later than December 13, 1997. In order to manage the Company's foreign exchange currency risk with respect to its December 13, 1997 contribution obligation, the Company entered into a foreign currency option contract that allows the Company to purchase FF164.0 million at a price of FF5.5367 per U.S. dollar through December 13, 1997. Each of TINTA, Canal + and GDI own a one-third interest in MultiThematiques.

         On February 7, 1996, Cordillera and CTC entered into the Chile Restructuring Agreements that provided for, among other matters, the contribution of all the cable subscribers within each party's cable systems to Metropolis-Intercom. Cordillera owns a 60% interest in Metropolis-Intercom and CTC, Comercial Canelo S.A. and Empresa El Mercurio S.A.P. own jointly a combined 40% interest. The Chile Restructuring Agreements also provided that the Distribution Assets of Cordillera be sold to CTC. In June 1996, the parties finalized the transactions contemplated by the Chile Restructuring Agreements and the Distribution Assets were sold to CTC for cash proceeds of approximately $120 million. Approximately $30 million of such cash proceeds (of which $17 million was received in fourth quarter of 1996 and $13 million was received in first quarter of 1997) was used to reduce the amounts owed by BIP Chile to TINTA pursuant to a subordinated loan agreement.

         On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of the Debentures. The Debentures are due in 2006 and have an aggregate principal amount of $345.0 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures are redeemable by TINTA, in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to the TCI Note Receivable. Amounts outstanding under the TCI Note Receivable ($134.5 million at March 31, 1997) bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities and principal and interest are due and payable as mutually agreed from time to time by TCI and TINTA. The net proceeds from the Debentures that have been expended through March 31, 1997 were used to fund capital contributions to the Company's affiliates and to fund certain other liquidity requirements of TINTA.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On October 1, 1996 Cablevision acquired 99.99% of the issued and outstanding capital stock of OCC for a purchase price of $112.2 million. Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of the OCC Notes. The OCC Notes, which had a principal balance of $43.7 million at March 31, 1997, will be repaid by Cablevision in 18 consecutive equal monthly installments through September 10, 1998 and accrue interest at 9.25%. The OCC Notes are secured by the pledge of 51% of the stock of OCC.

         On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of its revolving loan to BIP Poland ($23.8 million) to equity and made an additional contribution of $10 million, (ii) BCI Poland contributed $18.5 million to BIP Poland, and (iii) TINTA's ownership percentage in BIP Poland was reduced from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through March 31, 1997, the Company's Unreturned Capital in BIP Poland was $34.8 million. BIP Poland used $25.2 million of the above-described cash contributions to fund the December 31, 1996 acquisition of a cable television system serving areas of the city of Warsaw, Poland.

         On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. Through March 31, 1997, the Company had repurchased 492,000 shares under such program for an aggregate purchase price of $6.8 million. Subsequent to March 31, 1997, the Company repurchased an additional 2.9 million shares of Series A Common Stock for an aggregate purchase price of $35.2 million under such program.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On March 10, 1997, the Company announced that it had signed the Cablevision MOU that contemplates the Company's purchase of additional equity interests in Cablevision such that the Company's ownership interest in Cablevision would be increased from 51% to up to 90%. The Cablevision MOU provides that each party's obligations are subject to approval by TINTA's Board of Directors, due diligence and execution of definitive agreements. The parties are in the process of negotiating the terms of the definitive agreements. There can be no assurance that the parties will reach agreement on the terms of the definitive agreements. Additionally, the purchase price contemplated by the Cablevision MOU is significant and the Company would need to arrange for financing before the Cablevision Minority Interest Purchase could be consummated.

         The Company has significant contingent obligations with respect to the Standby Commitment provided by the Company to the Principal Joint Venture in April 1997. For additional information concerning the effects of the formation of the BBC Joint Ventures and related transactions on the liquidity and capital resources of the Company and Flextech, see note 11 to the accompanying consolidated financial statements.

         On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of approximately $12.2 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own. In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness. For a description of the terms of the Puerto Rico Bank Facility, see note 11 to the accompanying consolidated financial statements.

         Cablevision's debt includes $100.5 million of bank borrowings due on or before December 31, 1997. Although no assurance can be given, it is anticipated that Cablevision will extend the maturity dates of, or otherwise refinance, such bank borrowings.

         In addition to the amount owed to TINTA pursuant to the TCI Note Receivable, TINTA's sources of liquidity at the parent level include its cash and cash equivalent balances, as described below, and the $200 million of borrowing availability pursuant to the TCI Credit Facility. Any amounts borrowed under the TCI Credit Facility would bear interest at 13% and would be due and payable on April 25, 2000. At March 31, 1997, no borrowings were outstanding pursuant to the TCI Credit Facility.

         At March 31, 1997, $2.6 million of the Company's $6.9 million of cash and cash equivalents was held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $4.3 million at March 31, 1997. TINTA believes that such cash and cash equivalents, the remaining net cash proceeds from the sale of the Debentures (which remaining net cash proceeds have been loaned to TCI as described above), borrowing availability pursuant to the TCI Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company consummates the Cablevision Minority Interest Purchase or seeks to make other significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA, including required payments under certain share repurchase, guarantee and indemnification agreements, that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no new material legal proceedings or material developments in previously reported legal proceedings during the quarter ended March 31, 1997 to which the Company or any of its consolidated subsidiaries is a party or which any of its property is subject.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10 - Material Contracts

                   10.1 - Partnership Interest Purchase Agreement by and
                          between TCID of Puerto Rico, Inc. and Joslin
                          Communications Corp.

                   10.2 - Step-In Deed Relating to UK Channel Management
                          Limited

                   10.3 - Credit Agreement dated as of April 30, 1997, among
                          TCI Cablevision of Puerto Rico, Inc. as the Borrower, Certain Commercial Lending Institutions, as the Lenders, and the Bank of Nova Scotia, as the Administrative Agent for the Lenders.

              27 - Financial Data Schedule

         (b) Reports on Form 8-K filed during quarter ended March 31, 1997 - none

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TELE-COMMUNICATIONS INTERNATIONAL, INC.



Date:        May 14, 1997               By: /s/ Fred A. Vierra
                                            ----------------------------------
                                                Fred A. Vierra
                                                Chief Executive Officer




Date:        May 14, 1997               By: /s/ Graham Hollis
                                            ----------------------------------
                                                Graham Hollis
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                   (Principal Financial Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 10 - Material Contracts

      10.1 - Partnership Interest Purchase Agreement by and between TCID of Puerto
             Rico, Inc. and Joslin Communications Corp.

      10.2 - Step-In Deed Relating to UK Channel Management Limited

      10.3 - Credit Agreement dated as of April 30, 1997, among TCI Cablevision of
             Puerto Rico, Inc. as the Borrower, Certain Commercial Lending
             Institutions, as the Lenders, and the Bank of Nova Scotia, as the Administrative Agent for the Lenders.

 27 - Financial Data Schedule