Form 10-Q
period 1997-06-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1997-08-14
CIK 945027

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


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

          Yes   X     No _____
              -----

     The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of July 31, 1997, was:

                Series A common stock - 103,597,805 shares; and
                  Series B common stock - 11,700,000 shares.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                          Consolidated Balance Sheets

                                  (unaudited)

                                                      June 30,    December 31,
                                                        1997          1996
                                                     -----------  ------------
Assets                                                 amounts in thousands
------
Cash and cash equivalents (note 2)                   $    4,975        44,192

Trade and other receivables, net                         10,894        38,185

Film inventory and other prepaid                          6,073        65,749
 expenses

Investment in Telewest Communications
 plc ("Telewest") (note 5)                              400,777       488,495


Investment in other affiliates,
 accounted for under the equity method,
  and related receivables (note 6)                      559,667       421,853


Other investments (note 7)                               21,987        20,873

Property and equipment, at cost:
 Land                                                       415           277
 Distribution systems                                   251,043       216,172
 Support equipment and buildings                         27,074        51,111
                                                     ----------     ---------
                                                        278,532       267,560
 Less accumulated depreciation                           72,427        65,033
                                                     ----------     ---------
                                                        206,105       202,527
                                                     ----------     ---------

Franchise costs and other intangible assets             714,545       755,914
 Less accumulated amortization                           70,098        61,576
                                                     ----------     ---------
                                                        644,447       694,338
                                                     ----------     ---------

Deferred financing costs and other assets,
 net of amortization                                     12,308        13,089
                                                     ----------     ---------
                                                     $1,867,233     1,989,301
                                                     ==========     =========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)

                                                    June 30,    December 31,
                                                      1997          1996
                                                  ------------  -------------
Liabilities and Stockholders' Equity                 amounts in thousands,
------------------------------------                  except share amounts
Accounts payable                                   $   21,334         35,467

Accrued liabilities                                    47,480         75,173

MultiThematiques Obligation (note 6)                   26,567         47,902

Debt (note 8)                                         532,330        511,128

Deferred income tax liability                         170,334        193,748

Other liabilities                                       5,945         17,698
                                                   ----------      ---------

   Total liabilities                                  803,990        881,116
                                                   ----------      ---------

Minority interests in equity of subsidiaries            4,333        142,187
                                                   ----------      ---------
Stockholders' equity:
 Preferred stock, $.01 par value
  Authorized 10,000,000 shares; none issued                --             --
 Series A Common Stock, $1 par value
  Authorized 300,000,000 shares, issued
  106,967,805 shares in 1997 and
  106,960,873 shares in 1996                          106,968        106,961
 Series B Common Stock, $1 par value Authorized
  12,000,000 shares, issued 11,700,000 shares
  in 1997 and 1996                                     11,700         11,700
 Additional paid-in capital                         1,285,434      1,186,788
 Accumulated deficit                                 (270,953)      (205,456)
 Cumulative foreign currency translation
  adjustments                                          14,948         26,146
 Unrealized holding gains for  available-
  for-sale securities                                     577             --
                                                   ----------      ---------
                                                    1,148,674      1,126,139
   Treasury stock, at cost, 3,370,000 shares of
    Series A Common Stock in 1997                     (42,014)            --
  Due from Tele-Communications, Inc.
     ("TCI") (note 9)                                 (47,750)      (160,141)
                                                   ----------      ---------

       Total stockholders' equity                   1,058,910        965,998
                                                   ----------      ---------

Commitments and contingencies
 (notes 5, 6, 7, 9 and 10)
                                                   $1,867,233      1,989,301
                                                   ==========      =========

See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Operations

                                  (unaudited)

                                   Three months ended     Six months ended
                                          June 30,              June 30,
                                    --------------------  --------------------
                                       1997       1996      1997       1996
                                    ----------  --------  ---------  ---------
                                              amounts in thousands,
                                            except per share amounts
Revenue:
 Cable                               $ 68,545    51,210    134,156    100,741
 Programming                               --    22,800         --     35,893
                                     --------   -------   --------   --------
                                       68,545    74,010    134,156    136,634
                                     --------   -------   --------   --------

Operating costs and expenses:
 Cable (note 9)                        40,734    31,043     78,419     59,390
 Programming                               --    29,099         --     44,534
 Programming rights provision              --     8,706         --      8,706
 General and administrative:
  Allocated from TCI (note 9)           2,257       725      2,613        535
  Other                                 2,729     2,086      5,167      4,296
 Depreciation and amortization         17,140    12,759     32,853     24,885
                                     --------   -------   --------   --------
                                       62,860    84,418    119,052    142,346
                                     --------   -------   --------   --------

      Operating income (loss)           5,685   (10,408)    15,104     (5,712)

Other income (expense):
 Share of losses of Telewest (note 5) (31,750)  (39,606)   (73,458)   (70,203)
 Share of losses of other affiliates  (26,342)  (18,871)   (48,788)   (36,836)
   (note 6)
 Interest expense:
  TCI (note 9)                           (584)     (187)    (1,164)      (375)
  Other                                (8,335)   (8,912)   (17,193)   (17,127)
 Interest income:
  TCI (note 9)                          1,306     4,723      3,752      6,937
  Other                                   691     1,307      1,407      4,260
 Minority interests' share of
  (earnings) losses                    (4,333)    6,261     (4,333)    10,469
 Foreign currency transaction gains
  (losses)                               (796)    2,145        599      3,449
 Other, net                             3,943      (103)     3,799      4,337
                                     --------   -------   --------   --------
                                      (66,200)  (53,243)  (135,379)   (95,089)
                                     --------   -------   --------   --------

      Loss before income taxes        (60,515)  (63,651)  (120,275)  (100,801)

Income tax benefit                     28,473    19,474     54,778     30,213
                                     --------   -------   --------   --------

      Net loss                       $(32,042)  (44,177)   (65,497)   (70,588)
                                     ========   =======   ========   ========

Net loss per common share (note 1)   $   (.28)     (.37)      (.56)      (.60)
                                     ========   =======   ========   ========

See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                Consolidated Statement of Stockholders' Equity

                                  (unaudited)

                                                                                      Cumulative        Unrealized
                                                                                        foreign          holding
                                                                                       currency         gains for
                                                           Additional                 translation       available-
                             Preferred   Common Stock        paid-in    Accumulated   adjustment,   For-sale securities,
                                        ---------------
                               stock   Series A Series B     capital      deficit    net of taxes      net of taxes
                             --------- --------  ------    ----------  ------------  ------------    ----------------
                                                                      amounts in thousands
Balance at January 1,
 1997                        $      --  106,961  11,700    1,186,788      (205,456)     26,146                     --

    Net loss                        --       --      --           --       (65,497)         --                     --

    Open market
     repurchases of common
     stock                          --       --      --           --            --          --                     --

    Issuance of common
     stock                          --        7      --           91            --          --                     --

    Adjustment in
     connection with the
     issuance of ordinary
     shares by Flextech
     p.l.c. (note 4)                --       --      --       98,555            --          --                     --

    Foreign currency
     translation adjustment         --       --      --           --            --     (11,198)                    --

    Unrealized holding
     gains for
     available-for-sale
     securities                     --       --      --           --            --          --                    577

    Change in due from TCI
     (note10)                       --       --      --           --            --          --                     --
                               --------   -------  ------   ---------     ---------     ------           ------------

Balance at June 30, 1997
                             $       --   106,968  11,700   1,285,434     (270,953)     14,948                    577
                               ========   =======  ======   =========     =========     ======           ============
                                                               Total
                             Treasury Stock    Due from      stockholders'
                               at cost           TCI          equity
                             --------------    ---------     -------------
Balance at January 1,
 1997                                    --     (160,141)       965,998

    Net loss                             --           --        (65,497)

    Open market
     repurchases of common
     stock                          (42,014)          --        (42,014)

    Issuance of common
     stock                               --           --             98

    Adjustment in
     connection with the
     issuance of ordinary
     shares by Flextech
     p.l.c. (note 6)                     --           --      -  98,555

    Foreign currency
     translation adjustment              --           --        (11,198)

    Unrealized holding
     gains for
     available-for-sale
     securities                          --           --            577

    Change in due from TCI
     (note 9)                            --      112,391        112,391
                               ------------      -------      ---------

Balance at June 30, 1997
                                    (42,014)     (47,750)     1,058,910
                               ============      =======      =========

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                                                        Six months ended
                                                                             June 30,
                                                                      ----------------------
                                                                         1997        1996
                                                                      -----------  ---------
                                                                      amounts in thousands
                                                                          (see note 2)
Cash flows from operating activities:
 Net loss                                                             $  (65,497)   (70,588)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization                                        32,853     24,885
     Programming rights provision                                             --      8,706
     Stock compensation                                                    1,831     (1,606)
     Share of losses of Telewest                                          73,458     70,203
     Share of losses of other affiliates                                  48,788     36,836
     Minority interests' share of earnings (losses)                        4,333    (10,469)
     Unrealized foreign currency transaction gains                          (811)    (3,449)
     Accretion of discount on MultiThematiques obligation                  1,675      3,163
     Deferred income tax benefit                                         (55,221)   (36,048)
     Intercompany current federal income tax benefit                      (7,465)        --
     Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech p.l.c.:
         Change in receivables                                               577     (3,913)
         Change in film inventory and other prepaid
           expenses                                                       (2,389)    (6,324)
       Change in payables, accruals, other liabilities and
           the cash intercompany account included
           in due from TCI                                                (8,927)    (5,977)
                                                                      -----------  ---------
               Net cash provided by operating activities              $   23,205      5,419
                                                                      -----------  ---------


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)

                                                                              Six months ended
                                                                                  June 30,
                                                                           ----------------------
                                                                              1997        1996
                                                                           -----------  ---------
                                                                           amounts in thousands
                                                                               (see note 2)
Cash flows from investing activities:
  Effect of the deconsolidation of Flextech p.l.c. on
    cash and cash equivalents                                              $ (38,142)        --
  Investments in and loans to affiliates and others                          (58,666)  (102,204)
  Cash invested in certificate of deposits                                        --    (23,604)
  Cash received (paid) in connection with acquisitions, net                  (11,993)     5,205
  Capital expended for property and equipment                                (26,080)   (23,569)
  Repayments received on loans to affiliates                                  19,598         --
  Cash paid to purchase minority interests                                        --     (4,636)
  Other, net                                                                   2,729      4,944
                                                                           ---------    -------
          Net cash used in investing activities                             (112,554)  (143,864)
                                                                           ---------   --------

Cash flows from financing activities:
  Borrowings of debt                                                         175,869     36,549
  Repayments of debt                                                        (205,555)   (73,261)
  Open market repurchases of common stock                                    (42,014)        --
  Issuance of debentures                                                          --    345,000
  Loan to TCI                                                                     --   (336,375)
  Repayments received on loan to TCI                                         122,782     66,745
  Payment of deferred financing costs                                           (950)    (9,524)
  Issuance of common stock                                                        --      9,990
  Contributions from minority interest owners                                     --      3,288
                                                                           ---------   --------
           Net cash provided by financing activities                          50,132     42,412
                                                                           ---------   --------

Effect of exchange rate changes on cash and cash equivalents
                                                                                  --       (320)
                                                                           ----------  --------
          Net decrease in cash and cash equivalents                          (39,217)   (96,353)

          Cash and cash equivalents:
            Beginning of period                                               44,192    133,109
                                                                           ----------  --------

            End of period                                                  $   4,975     36,756
                                                                           =========   ========

         See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

                                 June 30, 1997

                                  (unaudited)

(1)  Basis of Presentation
     ---------------------

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

     On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public. At June 30, 1997, TCI owned approximately 85% of the aggregate issued and outstanding common stock of TINTA and 92% of the aggregate voting interest represented by such issued and outstanding stock.

     The net loss per share set forth in the accompanying consolidated statements of operations was computed using historical losses and a weighted average number of common shares of (i) 115.8 million and 118.5 million for the three months ended June 30, 1997 and 1996, respectively, and (ii) 117.2 million and 118.3 million for the six months ended June 30, 1997 and 1996, respectively. Common stock equivalents were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

     During the six months ended June 30, 1997 and 1996, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Entities"), and in Buenos Aires, Argentina through Cablevision S.A. and certain affiliated companies ("Cablevision"). Additionally, Flextech p.l.c., a company engaged in the distribution and production of programming for multi-channel video distribution systems (the "programming business") in the UK and other parts of Europe, was included in the Company's consolidated financial statements on a consolidated basis through December 31, 1996. As described below, the Company, effective January 1, 1997, discontinued using the consolidation method to account for the Company's ownership interest in Flextech p.l.c.

     Effective January 1, 1997, the Company's three Consolidated Puerto Rico Entities were merged together into one surviving entity (the "Puerto Rico Subsidiary"). For purposes of this discussion, except to the extent the context otherwise requires, the term the "Puerto Rico Subsidiary" refers to the Consolidated Puerto Rico Entities prior to such merger and the Puerto Rico Subsidiary following such merger.


                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     The Company's ownership interest in the issued and outstanding share capital of Flextech p.l.c. (together with its consolidated subsidiaries, "Flextech") was 48.8% during the three months ended March 31, 1996, 46.2% from April 1996 through April 1997, 35.9% from April 1997 to July 1997 and 36.3% from July 1997 to the present. The Company's voting interest in Flextech was 50.6% during 1996 and approximately 50% from January 1997 to the present. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information see note 6.

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


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Because the Company generally views its foreign operating subsidiaries and affiliates as long-term investments, the Company generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. However, the Company may enter into forward contracts to reduce its exposure to short-term (generally no more than one year) movements in the exchange rates applicable to firm funding commitments that are denominated in currencies other than the U.S. dollar. When high correlation of changes in the market value of the forward contract and the fair value of the firm commitment is probable, the forward contract is accounted for as a hedge. Changes in the market value of a forward contract that qualifies as a hedge and any gains or losses on early termination of such a forward contract are deferred and included in the measurement of the item (generally an investment in, or an advance to, a foreign affiliate) that results from the funding of such commitment. Market value changes in derivative financial instruments that do not qualify as hedges are recognized currently in the consolidated statements of operations. To date, the Company's use of forward contracts, as described above, has not had a material impact on the Company's financial position or results of operations.

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

     Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at June 30, 1997.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


(2)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     At June 30, 1997, the Company's cash and cash equivalents included $1.9 million of cash and cash equivalents held by Cablevision. The cash and cash equivalent balances of Cablevision are available to be applied toward the liquidity requirements of Cablevision, and it is not anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA.

     Cash paid for interest was $15.0 million and $8.2 million during the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes was $7.6 million and $7.2 million during the six months ended June 30, 1997 and 1996, respectively.

     Cash paid (received) for acquisitions is as follows (amounts in thousands):

                                                           Six months ended
                                                               June 30,
                                                    -------------------------------
                                                          1997          1996
                                                    -------------    --------------
     Recorded value of assets acquired               $    49,926          65,182
     Issuance of notes payable                                --          (1,000)
     Liabilities assumed (including debt of
        $32.3 million in 1997)                           (37,933)        (26,164)
     Increase in minority interests in equity of
        subsidiaries due to issuance of shares by
        Flextech                                              --         (43,223)
                                                    ------------     -----------

          Cash paid (received) for acquisitions      $    11,993          (5,205)
                                                    ============     ===========

     The effects of changing the method of accounting for the Company's ownership interest in Flextech from the consolidation method to the equity method are summarized below (amounts in thousands):

          Assets reclassified to equity investments         $ 177,003
          Liabilities reclassified to equity investments      (72,512)
          Minority interests in equity of subsidiaries
            reclassified to equity investments               (142,633)
                                                            ----------
          Decrease in cash and cash equivalents             $ (38,142)
                                                            ==========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


(3)  Acquisitions
     ------------

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

     On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.0 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems ("Caguas") which the Company did not already own (the "Caguas Acquisition"). In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into a new reducing revolving bank credit facility (the "Puerto Rico Bank Facility") and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness. See note 8.

(4)  Cablevision
     -----------

     The Company has a 51% ownership interest in Cablevision. The Company also has an option to acquire an additional 29%-39% interest, exercisable at any time on or before October 31, 1997.

     Subsequent to June 30, 1997, the Company entered into a non-binding letter of intent (the "Term Sheet") with CEI Citicorp Holdings SA ("CEI"), an Argentine media and telecommunications group that is 40% owned by Citicorp's Citibank unit. The Term Sheet contemplates the sale by the Company of one-half of its current 51% interest in Cablevision to CEI for cash (the "Cablevision Sale"). The Term Sheet contemplates that the Company would continue to have the right to manage Cablevision (pursuant to a five-year management contract that would be entered into in connection with such sale), and all material corporate transactions would require the Company's approval, so long as the Company maintained its percentage interest in Cablevision at a certain level yet to be agreed. In addition, the Company and its affiliates would be assured carriage for any programming channels that they might create, represent or otherwise distribute. CEI would also purchase the additional 39% interest in Cablevision that the Company currently has the right to acquire, thereby obtaining a substantial majority interest in Cablevision. Upon any consummation of the Cablevision Sale, the Company would cease to consolidate Cablevision and would begin to account for Cablevision using the equity method of accounting. There can be no assurance that the transactions contemplated by the Term Sheet will be consummated.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     Prior to 1997 none of Cablevision's post-acquisition operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1996, the Company would have allocated an additional $4.3 million in 1997 and $9.9 million in 1996 of Cablevision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.

(5)  Investment in Telewest
     ----------------------

     At June 30, 1997, the Company indirectly owned, through its 50% ownership interest in TW Holdings, Inc., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. On June 30, 1997, the reported closing price on the London Stock Exchange of Telewest's ordinary shares was (Pounds).90 ($1.50).

     As a result of Telewest's 1995 issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the six months ended June 30, 1997 and 1996, Telewest experienced foreign currency transaction losses of (Pounds)24.3 million ($40.0 million using the applicable exchange rate) and (Pounds)47.7 million ($72.8 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements



     The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6447 to 1 and 1.5327 to 1 during the six months ended June 30, 1997 and 1996, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6645 to 1 and 1.7125 to 1 at June 30, 1997 and December 31, 1996, respectively.

     Summarized unaudited results of operations of Telewest are as follows (amounts in thousands):

                                               Six months ended
                                                    June 30,
                                             ----------------------
                                                1997        1996
                                             -----------  ---------
          Revenue                             $ 298,357    204,164
          Operating, selling, general and
           administrative expenses             (271,437)  (215,036)
          Depreciation and amortization        (147,267)  (103,524)
                                              ---------   --------

              Operating loss                   (120,347)  (114,396)

          Share of losses of affiliates         (16,974)   (11,457)
          Interest expense                     (103,975)   (79,933)
          Interest income                         6,760     17,578
          Foreign currency transaction loss     (40,006)   (72,825)
          Other, net                                242         23
                                              ---------   --------

              Net loss                        $(274,300)  (261,010)
                                              =========   ========

(6)  Investments in Other Affiliates
     -------------------------------

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

     The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At June 30, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $16.0 million. See note 9.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


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

The following table reflects the Company's carrying value (including receivables) and share of earnings (losses) of the Other Affiliates (amounts in thousands):

                                               Carrying value         Share of earnings (losses)
                                          -------------------------  ----------------------------
                                           June 30,   December 31,    Six months ended June 30,
                                                                     ----------------------------
                                             1997         1996           1997           1996
                                          ----------  -------------  -------------  -------------
Flextech (a)                               $266,677             --        (10,615)            --
Flextech Affiliates (b)                          --        129,563             --         (7,307)
MultiThematiques S.A.
    ("MultiThematiques") (c)                 76,511         84,007         (4,134)        (3,015)
Liberty/TINTA LLC (d)                        63,069         63,227         (7,432)        (2,783)
Jupiter Telecommunications Co., Ltd.
 ("Jupiter") (e)                             57,130         47,251        (10,638)        (4,737)
Bresnan International Partners
 (Poland), L.P.                              24,539         27,951           (750)        (1,527)
Bresnan International Partners (Chile),
 L.P.                                        25,407         34,408         (1,899)        (4,124)
United International Investments             25,982         25,598          1,259           (169)
Jupiter Programming Co., Ltd. ("JPC")        13,115          2,830         (7,513)          (998)
Asia Business News (Singapore) PTE Ltd.
 ("ABN")                                      7,791          9,556         (6,230)        (4,698)
Other                                          (554)        (2,538)          (836)        (7,478)
                                           --------        -------        -------        -------

                                           $559,667        421,853        (48,788)       (36,836)
                                           ========        =======        =======        =======

(a)  Flextech

     At June 30, 1997, the Company owned 56,340,598 Flextech ordinary shares ("Flextech Ordinary Shares") representing 35.9% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, approximately 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (Pounds)6.695 ($11.15) per share closing price at June 30,1997 of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pounds)377.2 million ($627.9 million) at June 30, 1997.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


          Flextech accounts for its operations under UK generally accepted accounting principles. The Company's share of Flextech's losses includes certain adjustments made by the Company to account for Flextech's operations under U.S. generally accepted accounting principles. Accordingly, the Company's share of Flextech's losses reflected in the above table will not correspond to the Company's share of Flextech's losses as reported by Flextech.

          In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 Flextech Ordinary Shares at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions, as described below. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. So long as the Proxy remains outstanding, TINTA's 50% voting interest will be reduced by the 960,850 votes represented by the Proxy. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.

          In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and the Company through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at (Pounds)7.20 ($11.98) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     Flextech had issued convertible non-preference shares ("Flextech Non-Preference Shares") in connection with previous transactions due to the Company's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares was eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share the Flextech Non-Preference Shares were converted into Flextech Ordinary Shares.

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

     As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (Pounds)10 million ($17 million).

     If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (Pounds)22 million ($37 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (Pounds)88 million ($146 million) and, subject to certain restrictions, a standby credit facility of (Pounds)30 million ($50 million).


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for (Pounds)1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for (Pounds)1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

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

     As a result of the issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of UKLL and UKGL which Flextech did not already own, and the associated dilution of the Company's ownership interest in Flextech, the Company recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to "Additional paid-in capital" and a $53.1 million increase to "Deferred income tax liability." No gain was recognized due primarily to TINTA's contingent obligations under the Standby Commitment.

     On July 1, 1997, TINTA purchased from certain officers of Flextech 748,435 Flextech Ordinary Shares for a per share price of (Pounds)6.225 ($10.29 at the applicable exchange rate). As a result of such purchase, TINTA's ownership interest in the issued an outstanding share capital of Flextech increased from 35.9% to 36.3%.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (b)  Flextech Affiliates

          Due to the January 1, 1997 deconsolidation of Flextech described in note 1, Flextech's equity method affiliates (the "Flextech Affiliates") are no longer included with the Other Affiliates, but are included with Flextech.

     (c)  MultiThematiques

          On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in MultiThematiques, a newly formed European programming company that is one-third owned by each of the Company and two French media companies (the "MultiThematiques Transaction"). In addition, TINTA contributed to MultiThematiques FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.0 million ($19.5 million at the applicable exchange rate) on December 13, 1996 and February 13, 1997, respectively. TINTA has agreed to contribute an additional FF164.0 million ($27.9 million) no later than December 13, 1997.

          TINTA's obligation to make the above-described additional FF369.1 million in contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such contributions (using a discount rate of 10%) prior to their payment to MultiThematiques has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheets. During the six months ended June 30, 1997 and 1996, the Company experienced unrealized foreign currency transaction gains of $1.7 million and $3.1 million, respectively, with respect to the MultiThematiques Obligation.

          The Company has entered into a forward contract that allows the Company to purchase FF164.0 million at a price of FF5.5367 per U.S. dollar ($29.6 million) on December 13, 1997. For accounting purposes, the Company is treating this contract as a hedge of its December 13, 1997 contribution obligation.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (d)  Liberty/TINTA LLC

          TINTA may make additional cash contributions totaling approximately 22 million to the limited liability company (the "LLC") owned in equal parts by subsidiaries of TINTA and Liberty Media Corporation ("Liberty") to fund the operations of the joint venture between TINTA, News Corporation Limited ("News Corp.") and Liberty (the "Sports Venture"). As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

          On April 19, 1996, TINTA, Torneos y Competencias S.A. ("Torneos"), an entity that is 35%-owned by the Sports Venture, and certain unaffiliated stockholders of Torneos entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party.

          Pending the assignment of the rights under the TINTA/Torneos Sports Agreement which fit within the geographic area and business plan of the Sports Venture (the "Sports Venture Rights") to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through June 30, 1997, payments made under the TINTA/Torneos Sports Agreement totaled $26.5 million.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (e)  Jupiter

          Through June 30, 1997, the Company had made aggregate contributions to Jupiter of (Yen)9.8 billion ($90.5 million at the applicable exchange rates). In addition, on March 31, 1997 the Company paid (Yen)200 million ($1.6 million at the applicable exchange rate) to Sumitomo Corporation ("Sumitomo"). The Company anticipates that Jupiter will require additional funding, which could be significant, for the acquisition of franchises and the development of its network. The Company anticipates that such additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its operating affiliates.

          The Company had entered into an option agreement whereby the Company was entitled to sell (Yen)1.6 billion in exchange for $17.5 million on April 4, 2002. The option was treated as a hedge of the Company's foreign currency risk with respect to its existing investment in Jupiter. On May 2, 1997, the Company sold such option for $1.8 million.

     Other

     DMX, Inc.

     Prior to May 1996, the Company owned 49% of the outstanding stock of DMX Europe N.V. ("DMX Europe"). DMX, Inc. ("DMX") owned the remaining 51% interest in DMX Europe. TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA, was formed to hold the Company's ownership interest in DMX Europe. In May 1996, TCI-E merged with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company exchanged all of its shares of TCI-E common stock for 10,841,624 shares or 18% of the then issued and outstanding DMX common stock. Including shares of DMX common stock owned by the Company, TCI owned approximately 46% of the issued and outstanding DMX common stock at June 30, 1997. In consideration of TCI's overall percentage interest in DMX, the Company accounts for DMX using the equity method. The Company's share of losses of DMX for the year ended December 31, 1996 exceeded the Company's carrying value of DMX. The Company recorded its share of losses for the year ended December 31, 1996 only to the extent of its carrying value of DMX as the Company has no obligation to provide any additional funding. At June 30, 1997, the market value of the Company's interest in DMX common stock was $18.2 million ($1.68 per share).


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     On July 11, 1997, TCI, DMX and TCI Music, Inc. ("TCI Music"), a wholly-owned subsidiary of TCI, consummated the merger of DMX pursuant to an Agreement and Plan of Merger, as amended (the "TCI Music Merger Agreement"). Pursuant to the TCI Music Merger Agreement, DMX became a wholly-owned subsidiary of TCI Music and each share of DMX common stock was converted into the right to receive (i) one-fourth share of TCI Music Series A Common Stock and (ii) one right (a "Right") with respect to each whole share of TCI Music Series A Common Stock (the "Merger"). Each Right entitles the holder to require TCI to purchase from such holder one share of TCI Music Series A Common Stock for $8.00 per share (the equivalent of $2.00 per share of DMX common stock) payable at the election of TCI, in cash, a number of shares of Tele-Communications, Inc. Series A TCI Group Common Stock, having an equivalent value, or a combination thereof, if during the one-year period beginning on the effective date of the Merger, the price of TCI Music Series A Common Stock does not equal or exceed $8.00 per share for a period of at least 20 consecutive trading days. Following the completion of the transactions contemplated by the TCI Music Merger Agreement and the transactions contemplated by a related "Contribution Agreement," (i) TINTA owned 2,710,406 Rights and 2,710,406 shares of TCI Music Series A Common Stock, representing approximately 3.5% of TCI Music's issued and outstanding common stock and less than 1% of the voting interests attributable to such issued and outstanding common stock, and
     (ii) TCI owned shares of TCI Music common stock (including shares of TCI Music Series A Common Stock owned by TINTA) representing approximately 89.6% of TCI Music's issued and outstanding common stock, and 98.7% of the voting interests attributable to such issued and outstanding common stock. In consideration of TCI's overall percentage interest in TCI Music, the Company will continue to account for TCI Music using the equity method. At July 31, 1997, the market value of the Company's interest in TCI Music was $19.7 million ($7.25 per share).


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which they were owned by the Company are as follows (amounts in thousands):

                                                              Six months ended June 30, 1997
                                           -------------------------------------------------------------
                                                                              Latin
                                                                            America and
                                                              Asia and         the
                                           Europe (a)         Australia     Caribbean (b)         Total
                                           ----------         ---------     -------------       --------
     Combined Operations
     -------------------

     Revenue                               $ 130,458           111,101           6,559           248,118
     Operating, selling, general and
      administrative expenses               (159,370)         (129,664)         (5,233)         (294,267)
     Depreciation and amortization           (14,422)           (7,205)         (1,191)          (22,818)
                                           ---------          --------         -------          --------

          Operating income (loss)            (43,334)          (25,768)            135           (68,967)

     Interest expense, net                      (922)           (5,498)         (2,784)           (9,204)
     Other, net                               (4,815)          (13,579)        (14,807)          (33,201)
                                           ---------          --------         -------          --------

          Net loss                         $ (49,071)          (44,845)        (17,456)         (111,372)
                                           =========          ========         =======          ========

                                                              Six months ended June 30, 1996
                                           -------------------------------------------------------------
                                                                              Latin
                                                                            America and
                                                              Asia and         the
                                           Europe (a)         Australia     Caribbean (c)         Total
                                           ----------         ---------     -------------       --------
     Combined Operations
     -------------------

     Revenue                               $ 167,975            63,796          28,612           260,383
     Operating, selling, general and
      administrative expenses               (165,816)          (74,286)        (30,118)         (270,220)
     Depreciation and amortization           (16,636)          (15,712)         (3,859)          (36,207)
                                           ---------          --------         -------          --------

          Operating loss                     (14,477)          (26,202)         (5,365)          (46,044)

     Interest expense, net                    (5,338)           (4,678)         (5,517)          (15,533)
     Other, net                               (7,146)              745          (4,179)          (10,580)
                                           ---------          --------         -------          --------

          Net loss                         $ (26,961)          (30,135)        (15,061)          (72,157)
                                           ==========         ========         =======          ========

     _____________

     (a) The summarized combined operations for the six months ended June 30, 1997 include the results of operations of Flextech but exclude the results of operations of the Flextech Affiliates. See related discussion above.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (b) The summarized operating results of Caguas are included in the combined operations through May 1, 1997, the date that the Company acquired the 50% ownership in Caguas which the Company did not already own. See note 3.

     (c) The summarized operating results of Torneos are included in the combined operations through April 29, 1996, the date of TINTA's contribution of its 35% ownership interest in Torneos to the Sports Venture.

(7)  Other Investments
     -----------------

     The components of other investments are set forth below (amounts in thousands):

                                        June 30,       December 31,
                                          1997            1996
                                        --------       ------------
               DTH Ventures             $19,470           17,945
               Other                      2,517            2,928
                                        -------           ------

                                        $21,987           20,873
                                        =======           ======

     On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). It is anticipated that TINTA could be required to make cash contributions totaling approximately $45 million over the next three years in connection with the DTH Ventures.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

(8)  Debt
     ----

     The components of debt are as follows (amounts in thousands):

                                                     June 30,   December 31,
                                                       1997         1996
                                                     ---------  ------------
     TINTA:
     ------
      Convertible Subordinated
        Debentures (a)                                $345,000       345,000
      Cablevision Notes (b)                                 --        13,013
                                                      --------       -------
                                                       345,000       358,013
                                                      --------       -------
     Subsidiaries:
     -------------
      Flextech                                              --         1,000
                                                      --------       -------

      Cablevision:
        Bank loans (c)                                 138,630       104,556
        OCC Notes (d)                                       --        46,418
        Other                                            3,700         1,141
                                                      --------       -------
                                                       142,330       152,115
                                                      --------       -------

      Puerto Rico Subsidiary (e)                        45,000            --
                                                      --------       -------

                                                      $532,330       511,128
                                                      ========       =======

     (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures due 2006 having an aggregate principal amount of $345 million (the "Debentures"). The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note (the "TCI Note Receivable"). See note 9.

     (b) The Cablevision Notes were secured by the Company's pledge of the stock representing its 51% interest in Cablevision. The Cablevision Notes were repaid in their entirety in March 1997.

     (c) Represents Cablevision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of Cablevision's bank debt at June 30, 1997 was 7.06%.

     (d) In connection with the OCC Acquisition, Cablevision issued $46.4 million principal amount of secured negotiable promissory notes. The OCC notes were repaid in their entirety during the second quarter of 1997.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (e) The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly in accordance with a schedule, until final maturity at March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates. In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

     With the exception of the Debentures, which had a fair value of $277
     million at June   30, 1997, the Company believes that the fair value and
     the carrying value of the Company's debt were approximately equal at June 30, 1997.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

(9)  Related Party Transactions
     --------------------------

     Due from TCI

     The effects of all transactions between the Company and TCI have been reflected as intercompany payables or receivables to be settled (i) in the case of certain non-cash income tax and stock compensation allocations (the "Non-Cash Intercompany Account"), at some future date (as described below),
     (ii) in the case of amounts outstanding pursuant to the TCI Note Receivable, as mutually agreed from time to time by TCI and TINTA, (iii) in the case of a note payable (the "TCIC Note Payable") to TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, in accordance with the applicable repayment terms as described below, and (iv) in the case of all other intercompany transactions, within thirty days following notification (the "Cash Intercompany Account"). Any amounts within the Cash Intercompany Account that remain outstanding after such thirty-day period generally are treated as adjustments of the outstanding borrowings pursuant to the revolving subordinated credit agreement between TCI, as creditor, and TINTA, as borrower (the "TCI Credit Facility"). Due to TCI's ownership of 85% of the issued and outstanding common stock of TINTA and 92% of the aggregate voting interest represented by such issued and outstanding stock, the amounts due from (to) TCI have been classified as a component of stockholder's equity in the accompanying consolidated balance sheets. The components of "Due from (to) TCI" are as follows (amounts in thousands):

                                          June 30,   December 31,
                                            1997         1996
                                          ---------  -------------
     TCI Note Receivable (a)              $ 53,719        176,501
     TCIC Note Payable (b)                 (21,886)       (23,262)
     TCI Credit Facility (c)                    --             --
     Non-Cash Intercompany Account (d)      20,679         14,955
     Cash Intercompany Account              (4,762)        (8,053)
                                          --------        -------
                                          $ 47,750        160,141
                                          ========        =======

     (a) Amounts outstanding under the TCI Note Receivable bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.3% at June 30, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the six months ended June 30, 1997 and 1996, interest income related to the TCI Note Receivable aggregated $3.8 million and $6.9 million, respectively.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (b) During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (Pounds)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note. The TCIC Note Payable is due in semi-annual installments through July 31, 2001 and bears interest at compounded semi-annually. During the six months ended June 30, 1997, the U.S. dollar equivalent of interest expense incurred with respect to the TCIC Note Payable was $789,000. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of (Pounds)998,000 ($1.7 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of (i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the six months ended June 30, 1997, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.7 million. During the six months ended June 30, 1997, the Company experienced unrealized foreign currency transaction losses of $589,000 with respect to the TCIC Note Payable.

     (c) The TCI Credit Facility is a subordinated unsecured revolving credit facility that provides for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TCI may terminate its obligation to make further loans under the TCI Credit Facility upon two business days prior notice to TCI Credit Facility at June 30, 1997 and December 31, 1996. The TCI Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $375,000 during each of the six month periods ended June 30, 1997 and 1996.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (d) At June 30, 1997, the Non-Cash Intercompany Account was comprised of $1.9 million due to TCI with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $22.6 million due from TCI with respect to the allocation of current intercompany income tax benefits (the "TCI Tax Receivable") pursuant to a tax sharing agreement among TINTA, TCI and certain other affiliates of TCI (the "Tax Sharing Agreement"). The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. The TCI Tax Receivable, which represents TINTA's current intercompany income tax benefit for periods subsequent to July 1, 1995 (the date that the Tax Sharing Agreement was implemented), will be settled in cash only upon the deconsolidation of TINTA for purposes of TCI's federal income tax returns. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations.

     Other Related Party Transactions

     Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARs"). Estimates of the compensation expense relating to the TCI Options and SARs have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARs resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $1.7 million and $(958,000) for the six months ended June 30, 1997 and 1996, respectively. Such compensation adjustments are included in "General and administrative - Allocated from TCI" in the accompanying consolidated statements of operations.

     Pursuant to a services agreement between TCI and TINTA, TCI allocates corporate expenses to TINTA based upon the estimated cost of general and administrative services provided. The amounts allocated to the Company for the six months ended June 30, 1997 and 1996 aggregated $872,000 and $1.5 million, respectively.

     The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $2.9 million and $2.2 million during the six months ended June 30, 1997 and 1996, respectively. Such programming charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the six months ended June 30, 1997 and 1996, such charges aggregated $7.4 million and $7.6 million, respectively. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $1.6 million and $2.0 million during each of the six month periods ended June 30, 1997 and 1996, respectively. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.

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


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

(10) Commitments and Contingencies
     -----------------------------

     The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $51 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

     For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see note 6.

     In 1995, Flextech issued newly issued Flextech Ordinary Shares and Flextech Non-Preference Shares to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, INC. ("U S WEST") (the "U S WEST Subscription").


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     If at any time (x) the aggregate of the amount of (i) Flextech securities held by the Company, (ii) the Hallmark and U S WEST subsidiaries' interests in Flextech acquired under the Hallmark Subscription and the U S WEST Subscription, respectively, and (iii) Flextech securities acquired by International Family Entertainment, Inc. ("IFE") pursuant to certain acquisitions (the "IFE Acquisitions") exceeds 75% of Flextech's issued and outstanding share capital, or (y) subject to certain exceptions, the Flextech Ordinary Shares cease to be admitted to trading on the Official List of the London Stock Exchange as a result of the exercise by the Company of any of its rights as a Flextech shareholder, the Company shall be obligated to offer to purchase from the Hallmark and U S WEST subsidiaries, and from IFE any Flextech Ordinary Shares held by them and which were originally acquired pursuant to the Hallmark Subscription, the U S WEST Subscription, or the IFE Acquisitions, as applicable. Under such circumstances, the offer price for such shares shall be the higher of (i) the then current market price for the Flextech Ordinary Shares and (ii) the highest price paid to any third party by the Company for any Flextech Ordinary Shares during the preceding 12 month period. In the event the Company is required to purchase any Flextech Ordinary Shares, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of Series A Common Stock, or in certain securities of TCI.

     As described in note 6, the Company has significant contingent obligations with respect to certain credit enhancements that were provided by the Company upon the closing of the BBC Joint Ventures and related transactions.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Management's Discussion and Analysis  of Financial Condition and
----------------------------------------------------------------
 Results of Operations
 ---------------------

General
-------

  The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, included elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations included in the Company's Annual Report on Form 10-K for the year
----------
ended December 31, 1996. With respect to trends, risks and uncertainties affecting the Company's results of operations and financial condition, the following discussion addresses only changes in such matters that have occurred during 1997 through the date of this Quarterly Report on Form 10-Q.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

General (continued)
-------------------

  As further described in note 4 to the accompanying consolidated financial statements, subsequent to June 30, 1997, the Company entered into a Term Sheet with CEI which contemplates the Cablevision Sale. Upon any consummation of the Cablevision Sale, the Company would cease to consolidate Cablevision and would begin to account for Cablevision using the equity method of accounting.

Material Changes in Results of Operations
-----------------------------------------

     During the six months ended June 30, 1997 and 1996, Cablevision and the Puerto Rico Subsidiary were reflected in the Company's consolidated financial statements on a consolidated basis. Additionally, Flextech was included in the Company's consolidated financial statements on a consolidated basis through December 31, 1996. As described in note 6 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, discontinued using the consolidation method to account for its ownership interest in Flextech. As a result, the Company's consolidated financial statements as of and for the six months ended June 30, 1997 do not include Flextech's financial position and results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Flextech that were included in the Company's consolidated financial statements for the six months ended June 30, 1996 (amounts in thousands):

     Programming revenue                        $ 35,893
     Programming operating costs and
      expenses before depreciation and           (49,891)
      amortization

     Depreciation and amortization                (2,987)
                                                --------

     Operating loss                              (16,985)

     Other, net                                    4,258
                                                --------

     Net loss                                   $(12,727)
                                                ========

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Cablevision owned cable television systems serving approximately 592,000 and 450,000 basic subscribers at June 30, 1997 and 1996, respectively. The following table sets forth summary information with respect to Cablevision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (amounts in thousands):

                                            Six months ended
                                  ------------------------------------
                                  June 30, 1997 (1)    June 30, 1996
                                  ------------------  ----------------
Revenue                           $114,208     100%  $ 88,174    100%
Operating costs and expenses
 before depreciation and
 amortization                      (67,618)    (59)%  (50,767)   (58%)
                                  --------    -----   --------   ----
Operating Cash Flow (2)             46,590      41%    37,407     42%
Depreciation and amortization      (26,376)    (23)%  (18,146)   (20%)
                                  --------    -----   --------   ----

Operating income                  $ 20,214      18%  $ 19,261     22%
                                  ========    =====   ========   ====

__________________

(1) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of OCC. In accordance with the purchase method of accounting OCC has been included in Cablevision's consolidated financial statements since the October 1, 1996 acquisition date. The following table sets forth summary information with respect to OCC's results of operations included with those of Cablevision for the six months ended June 30, 1997 (amounts in thousands):

       Revenue                           $16,083
       Operating costs and expenses
        before depreciation and
        amortization                      (6,790)
                                         -------
       Operating Cash Flow                 9,293
       Depreciation and amortization      (4,853)
                                         -------

       Operating income                  $ 4,440
                                         =======

(2) "Operating Cash Flow," which represents income before depreciation and amortization, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Revenue
     -------

     Cable revenue increased $17.3 million and $33.4 million or 34% and 33% during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to the positive effects of the OCC Acquisition and a 6% increase in Cablevision's average number of basic subscribers (exclusive of the basic subscribers acquired in the OCC Acquisition). Revenue of the Puerto Rico Subsidiary increased $3.5 million and $4.3 million or 55% and 34% during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition ($2.4 million) and a 4% increase in basic subscribers of the Puerto Rico Subsidiary. An increase in basic rates in February 1997 also contributed to the increases in cable revenue of the Puerto Rico Subsidiary. During the three and six months ended June 30, 1997, the Company also earned revenue of $834,000 and $1.7 million, respectively, from the lease of certain equipment to TCIC as described in note 9 to the accompanying consolidated financial statements.

     The areas serviced by Cablevision are also serviced by other cable providers. During the second quarter of 1996 one of these cable providers began offering cable services at rates substantially below that charged by Cablevision. Cablevision has offered promotional packages in response to such competition. Although the Company believes that such competition may limit Cablevision's ability to increase its subscribers and/or rates, the Company cannot otherwise predict the impact competition will have on Cablevision's result of operations.

     Operating Costs and Expenses
     ----------------------------

     Cable operating costs and expenses increased $9.7 million and $19.0 million or 31% and 32% during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to the effects of the OCC Acquisition and an increase in Cablevision's programming costs. Such increased programming costs are attributable to a higher number of subscribers and higher programming rates. See related discussion below. Operating costs and expenses of the Puerto Rico Subsidiary increased $1.4 million and $1.9 million during the three and six months ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition ($768,000) and increased programming costs.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Cablevision and the Puerto Rico Subsidiary purchase programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of Cablevision and the Puerto Rico Subsidiary.

     TINTA incurred corporate, general and administrative expenses of $5.0 million and $2.8 million during the three months ended June 30, 1997 and 1996, respectively, of which $2.3 million and $725,000 were allocated from TCI. TINTA incurred corporate, general and administrative expenses of $7.8 million and $4.8 million during the six months ended June 30, 1997 and 1996, respectively, of which $2.6 million and $535,000, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases (decreases) aggregated $1.9 million and $(1.2 million) during the three months ended June 30, 1997 and 1996, respectively, and include increases (decreases) in the Company's share of TCI's stock compensation liability of $1.8 million and $(49,000), respectively. Such estimated increases (decreases) aggregated $1.8 million and $(1.6 million), during the six months ended June 30, 1997 and 1996, respectively, and include increases (decreases) in the Company's share of TCI's stock compensation liability of $1.7 million and $(958,000), respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

     The $4.4 million and $8.0 million or 34% and 32% increases in depreciation and amortization expense during the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods, are the result of net increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets attributable to the OCC Acquisition, Caguas Acquisition and capital expenditures more than offset the decrease attributable to the deconsolidation of Flextech, as described in note 6 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Other Income and Expense
     ------------------------

     Telewest has incurred losses since its inception. The Company's share of Telewest's net losses increased (decreased) $(7.9 million) and $3.3 million or
(20)% and 5% during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to (i) increases in depreciation and amortization and interest expense and (ii) changes in foreign currency transaction losses. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of (Pounds)172,000 ($282,000 using the applicable exchange rate) and (Pounds)31.0 million ($47.2 million using the applicable exchange rate) during the three months ended June 30, 1997 and 1996, respectively. Telewest experienced unrealized foreign currency transaction losses of (Pounds)24.3 million ($40.0 million using the applicable exchange rate) and (Pounds)47.7 million ($72.8 million using the applicable exchange rate) during the six months ended June 30, 1997 and 1996, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. Subsequent to June 30, 1997, Telewest announced that it was streamlining the operating structure of its business and concentrating on its core products of cable television, residential and business telephony, and data services. In connection with such streamlining, Telewest expects to reduce its workforce. The Company cannot determine what effect such streamlining will have on Telewest's operating results.

     The Company's share of the losses of the Other Affiliates increased $7.5 million and $12.0 million or 40% and 32% during the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods. Such increases are primarily attributable to increased losses of JPC, Jupiter, the LLC, ABN and MultiThematiques. The increased losses during the six months ended June 30, 1997 were partially offset by a $5.0 million decrease in the Company's share of the losses of DMX. During the third quarter of 1996, the Company's cumulative share of DMX's losses exceeded the Company's investment in DMX. Since that time, the Company has not recorded its proportionate share of DMX's losses as the Company has no obligation to provide any additional funding to DMX. In addition, as described in note 6 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information concerning the Other Affiliates, see note 6 to the accompanying consolidated financial statements.

     Interest income decreased $4.0 million and $6.0 million or 67% and 54% during the three and six month periods ended June 30, 1997, respectively, as compared to the corresponding prior year periods. Such decreases are due primarily to the decrease in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech as described in note 6 to the accompanying consolidated financial statements and decreases in the outstanding balance of the TCI Note Receivable.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Interest expense remained relatively constant during the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods. Increases in interest expense attributable to (i) OCC Notes, (ii) the Debentures, (iii) the TCIC Note Payable and (iv) the Puerto Rico Bank Facility were offset by a reduction in interest expense that is attributable to the deconsolidation of Flextech.

     The minority interests' share of net losses in 1996 related entirely to Flextech. As described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. Accordingly, the minority interests' share of net losses for Flextech is no longer included in the Company's consolidated statement of operations. The minority interests' share of net earnings in 1997 relates entirely to Cablevision. Prior to the second quarter of 1997, none of Cablevision's post-acquisition operating results had been allocated to Cablevision's minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1996, the Company would have allocated an additional $4.3 million in 1997 and $9.9 million in 1996 of Cablevision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.

     The Company recognized realized and unrealized foreign currency transaction gains (losses) of $(796,000) and $2.1 million during the three months ended June 30, 1997, and 1996, respectively. The Company recognized realized and unrealized foreign currency transaction gains of $599,000 and $3.4 million during the six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997 and 1996 the Company recognized (i) unrealized gains of $1.7 million and $3.1 million, respectively, with respect to the remeasurement into the U.S. dollar of the French franc-denominated MultiThematiques Obligation and
(ii) unrealized losses of $1.0 million and $1.7 million, respectively, with respect to the remeasurement into the U.S. dollar of the UK pound-denominated debt owed by Flextech to an indirect subsidiary of TINTA.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Income Taxes
     ------------

     The Company's income tax benefit was $54.8 million and $30.2 million during the six months ended June 30, 1997 and 1996, respectively. The effective tax rates associated with such benefits were 46% and 30%, respectively. The Company's income tax benefit was $28.5 million and $19.5 million during the three months ended June 30, 1997 and 1996, respectively. The effective tax rates associated with such benefits were 47% and 31%, respectively. The higher effective tax rates during the 1997 periods are primarily attributable to the recognition of certain deferred tax assets in connection with (i) the deconsolidation of Flextech as described in note 6 to the accompanying consolidated financial statements and (ii) the Company's non-deductible share of losses of its affiliates.

     Net Losses
     ----------

     The Company reported net losses of $65.5 million and $70.6 million during the six months ended June 30, 1997 and 1996, respectively. Such net losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

Material Changes in Financial Condition
---------------------------------------

     TINTA expects to have substantial capital requirements for the foreseeable future because its businesses and investments consist of entities which require the acquisition, ownership, development and operation of broadband cable television and telephony distribution networks and new programming services. Many of TINTA's subsidiaries and affiliates are incurring substantial costs as they build or rebuild their cable networks or develop and acquire programming. Until such companies begin generating profits and positive cash flow from operating activities, they will need additional capital to fund capital expenditures and working capital requirements. TINTA and its consolidated subsidiaries have commitments under various partnership and other funding agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. TINTA believes that its actual future cash requirements in order to fund the capital expenditures and working capital requirements of its subsidiaries and affiliates will exceed the amounts that TINTA and its consolidated subsidiaries are currently contractually obligated to fund. The Company is not able to more precisely predict the timing or amount of the future funding requirements of its affiliates because such future cost requirements are dependent upon a variety of factors.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Financial Condition (continued)
---------------------------------------------------

     TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require the availability of substantial additional funds. Although TINTA has $53.7 million proceeds remaining from the sale of its Debentures (which have been loaned to TCI pursuant to an unsecured promissory note pending the use of such proceeds by TINTA), has a $200 million credit facility with TCI and has the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and afffiliates.

     At June 30, 1997, $1.9 million of the Company's $5.0 million of cash and cash equivalents was held by its subsidiaries. Exclusive of amounts held by its subsidiaries, TINTA held cash and cash equivalents of $3.1 million at June 30, 1997. TINTA believes that such cash and cash equivalents, the remaining net cash proceeds from the sale of the Debentures, borrowing availability pursuant to the TCI Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Financial Condition (continued)
---------------------------------------------------

     The Company's consolidated operating activities provided cash of $23.2 million and $5.4 million during the six months ended June 30, 1997 and 1996, respectively. With the exception of cash provided by the Puerto Rico Subsidiary ($4.7 million and $4.1 million during the six months ended June 30, 1997 and 1996, respectively), cash provided by the Company's consolidated operating activities does not presently represent a source of liquidity to TINTA since the cash provided by Cablevision's operating activities is intended to be applied towards Cablevision's liquidity requirements, and the Company's remaining consolidated operating activities are expected to produce net cash flow deficits for the foreseeable future. The 1996 amount includes cash used in Flextech's operating activities of $27.6 million. As discussed under note 6 to the accompanying consolidated financial statements, effective January 1, 1997, Flextech's cash flows are no longer included in the Company's consolidated statements of cash flows.

     During the six months ended June 30, 1997 and 1996, cash used by the Company's investing activities aggregated $112.6 million and $143.9 million, respectively. Such amounts include $58.7 million and $102.2 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See notes 2 and 6 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

     TINTA has invested in most of its subsidiaries and affiliates with strategic and local partners, and financial and operational considerations, as well as laws that limit foreign equity positions, will likely require TINTA to continue to invest with partners. Many foreign countries limit foreign investment to a minority equity position or require the board of directors to be largely independent, which can result in TINTA having diminished ability to implement strategies that TINTA may favor, or cause dividends or distributions to be paid.

     Certain of the countries in which TINTA has operating companies or in which TINTA may operate in the future, may be subject to a substantially greater degree of social, political and economic instability than is the case in other countries. Risks associated with social, political and economic instability in a particular country could materially adversely affect the results of operations and financial condition of any subsidiary or affiliate of TINTA (and thereby have a potentially material adverse effect on the results of operations or financial condition of TINTA) and could result in the loss of TINTA's investment in such subsidiary or affiliate or the loss by such subsidiary or affiliate of its assets in such country.

     Many of TINTA's interests in its subsidiaries and affiliates are governed by partnership and other agreements that require it to contribute capital or make loans to such subsidiaries or affiliates. The failure of TINTA to meet its capital commitments to a particular operating company may have adverse consequences to it and therefore to TINTA.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Financial Condition (continued)
---------------------------------------------------

     On November 20, 1995, TINTA announced its intention to form strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. for the development and operation of a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries It is anticipated that TINTA could be required to make cash contributions totaling approximately $45 million over the next three years in connection with the DTH Ventures.

     TINTA may make additional cash contributions totaling approximately $22 million to the LLC to fund the operations of the Sports Venture. As part of the formation of the Sports Venture, the LLC is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to the LLC, News Corp. is entitled to receive from the LLC up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

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

     Pending the assignment of the Sports Venture Rights to the Sports Venture, TINTA, News Corp. and Liberty have paid their respective portion of any payments made with respect to the Sports Venture Rights. Through June 30, 1997, payments made under the TINTA/Torneos Sports Agreement totaled $26.5 million.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


Material Changes in Financial Condition (continued)
---------------------------------------------------

     The Company has significant contingent obligations with respect to guarantees, credit enhancements and other contingent obligations arising from its ownership interests in affiliates and other matters. The Company also has consummated certain transactions and entered into certain agreements which have impacted or may, in the future, impact the Company's liquidity and capital resources. For additional information, see notes 6, 7 and 10 to the accompanying consolidated financial statements.

     During the six months ended June 30, 1997, Cablevision and the Puerto Rico Subsidiary accounted for $21.9 million and $4.2 million, respectively, of the Company's aggregate capital expenditures of $26.1 million. As described further in note 6 to the accompanying consolidated financial statements, effective January 1, 1997, the capital expenditures and other cash flows of Flextech are no longer included in the Company's consolidated statements of cash flows. Although the Company expects that its future capital expenditure requirements with respect to Cablevision and the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of Cablevision and the Puerto Rico Subsidiary generally will be sufficient to satisfy its foreseeable capital expenditure requirements. In this regard, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility in connection with the Caguas Acquisition. See note 8 to the accompanying consolidated financial statements and related discussion below.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

Material Changes in Financial Condition (continued)
---------------------------------------------------

     On October 1, 1996 Cablevision acquired 99.99% of the issued and outstanding capital stock of OCC for a purchase price of $112.2 million. Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of the OCC Notes. The OCC Notes were repaid in their entirety during the second quarter of 1997.

     On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. Through June 30, 1997, the Company had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million.

     As a result of the April 1997 issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of URLL and URGl which Flextech did not already own, and the associated dilution of the Company's ownership interest in Flextech, the Company recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to "Additional paid-in capital" and a $53.1 million increase to "Deferred income tax liability." No gain was recognized due primarily to TINTA's contingent obligations under the Standby Commitment.

     On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of approximately $12.0 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own. In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness. For a description of the terms of the Puerto Rico Bank Facility, see note 8 to the accompanying consolidated financial statements.

     At June 30, 1997, the Company had aggregate debt of $532.3 million. For additional information concerning the terms of such debt, see note 8 to the accompanying consolidated financial statements. At June 30, 1997, 8% of the Company's debt either bore interest at variable interest rates, or was scheduled to be repriced on or before December 31, 1997. Accordingly in an environment of rising interest rates, the Company could experience increased interest expense.

     Cablevision's debt includes $135.9 million of bank borrowings due on or before December 31, 1997. Although no assurance can be given, it is anticipated that Cablevision will extend the maturity dates of, or otherwise refinance, such bank borrowings.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

PART II - OTHER INFORMATION

Item 2.   Changes in Securities
-------   ---------------------

          In April 1997, TINTA issued 6,932 shares of Series A Common Stock (valued at $98,000 based upon a price per share of $14.14) to an employee of TINTA for services rendered. The issuance was made in reliance on the exemption from registration of a private placement offering as afforded by section 4(2) under the Securities Act of 1933.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------

          (a)  Exhibits

          27 - Financial Data Schedule

          (b) Reports on Form 8-K filed during quarter ended June 30, 1997 - none

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS INTERNATIONAL, INC.


Date:    August 13, 1997               By:  /s/ Fred A. Vierra
                                            -----------------------------
                                                Fred A. Vierra
                                                Chief Executive Officer


Date:    August 13, 1997               By:  /s/ Graham Hollis
                                            -----------------------------
                                                Graham Hollis
                                                 Executive Vice President and
                                                  Chief Financial Officer
                                                   (Principal Financial Officer)