Form 10-Q
period 1997-09-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1997-11-14
CIK 945027

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

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

          The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of October 31, 1997, was:

                Series A common stock - 103,627,880 shares; and
                   Series B common stock - 11,700,000 shares.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                          Consolidated Balance Sheets

                                  (unaudited)


                                                                       September 30,            December 31,
                                                                           1997                     1996
                                                                       -------------            ------------
Assets                                                                        amounts in thousands
------

Cash and cash equivalents (note 2)                                        $   49,423                  44,192

Trade and other receivables, net                                              12,256                  38,185

Film inventory and other prepaid expenses                                      6,244                  65,749

Investment in Telewest Communications plc ("Telewest"),
 accounted for under the equity method (note 5)                              352,235                 488,495



Investment in other affiliates, accounted for
under the equity method, and related
receivables (note 6)                                                         571,559                 421,853

Other investments (note 7)                                                    27,594                  20,873

Property and equipment, at cost:
 Land                                                                            415                     277
 Distribution systems                                                        274,686                 216,172
 Support equipment and buildings                                              30,151                  51,111
                                                                          ----------               ---------
                                                                             305,252                 267,560
 Less accumulated depreciation                                                82,560                  65,033
                                                                          ----------               ---------
                                                                             222,692                 202,527
                                                                          ----------               ---------

Franchise costs and other intangible assets                                  722,858                 755,914
 Less accumulated amortization                                                78,646                  61,576
                                                                          ----------               ---------
                                                                             644,212                 694,338
                                                                          ----------               ---------

Deferred financing costs and other assets,
 net of amortization                                                          13,089                  13,089
                                                                          ----------               ---------

                                                                          $1,899,304               1,989,301
                                                                          ==========               =========

                                                                                                  (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)


                                                                     September 30,            December 31,
                                                                          1997                    1996
                                                                     -------------            ------------
Liabilities and Stockholders' Equity                                         amounts in thousands,
------------------------------------                                         except share amounts

Accounts payable                                                       $   15,334                 35,467

Accrued liabilities                                                        46,284                 75,173

MultiThematiques Obligation (note 6)                                       27,338                 47,902

Debt (note 8)                                                             553,295                511,128

Deferred income tax liability                                             147,995                193,748

Other liabilities                                                          27,554                 17,698
                                                                       ----------              ---------

     Total liabilities                                                    817,800                881,116
                                                                       ----------              ---------

Minority interests in equity of subsidiaries                                8,644                142,187
                                                                       ----------              ---------

Stockholders' equity:
 Preferred stock, $.01 par value
   Authorized 10,000,000 shares; none issued                                   --                     --
 Series A Common Stock, $1 par value
   Authorized 300,000,000 shares, issued
   106,997,880 shares in 1997 and 106,960,873 shares in 1996              106,998                106,961

 Series B Common Stock, $1 par value
   Authorized 12,000,000 shares, issued
   11,700,000 shares in 1997 and 1996                                      11,700                 11,700
 Additional paid-in capital                                             1,285,904              1,186,788
 Accumulated deficit                                                     (287,070)              (205,456)
 Cumulative foreign currency translation
   adjustments                                                                208                 26,146
 Unrealized holding gains for available-
   for-sale securities                                                      1,087                     --
                                                                       ----------              ---------
                                                                        1,118,827              1,126,139
 Treasury stock, at cost, 3,370,000 shares of Series A
  Common Stock in 1997                                                    (42,014)                    --

 Due from related parties (note 9)                                         (3,953)              (160,141)
                                                                       ----------              ---------

     Total stockholders' equity                                         1,072,860                965,998
                                                                       ----------              ---------

Commitments and contingencies
(notes 5, 6, 7, 9 and 10)
                                                                       $1,899,304              1,989,301
                                                                       ==========              =========


See accompanying notes to consolidated financial statements.

                    TELE-COMMUNIATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Operations

                                  (unaudited)

                                                     Three months ended                    Nine months ended
                                                        September 30,                        September 30,
                                             -----------------------------------  -----------------------------------
                                                   1997              1996              1997               1996
                                             ----------------  -----------------  ---------------  ------------------
                                                                      amounts in thousands,
                                                                    except per share amounts
Revenue:
 Cable                                           $ 72,465             51,539          206,621             152,280
 Programming                                           --             31,700               --              67,593
                                                 --------            -------         --------            --------
                                                   72,465             83,239          206,621             219,873
                                                 --------            -------         --------            --------
Operating costs and expenses:
 Cable (note 9)                                    44,955             33,204          123,374              92,594
 Programming                                           --             38,329               --              82,863
 Programming rights provision                          --                 --               --               8,706
 General and administrative:
   Allocated from related  parties (note 9)         5,270                 57            7,883                 592

   Other                                            3,390              1,254            8,557               5,550
 Depreciation and amortization                     17,805             14,129           50,658              39,014
                                                 --------            -------         --------            --------
                                                   71,420             86,973          190,472             229,319
                                                 --------            -------         --------            --------

    Operating income (loss)                         1,045             (3,734)          16,149              (9,446)

Other income (expense):
 Share of losses of Telewest (note 5)             (37,880)           (29,003)        (111,338)            (99,206)

 Share of losses of other affiliates
  (note 6)                                        (25,717)           (17,961)         (74,505)            (54,797)

 Interest expense:
   Related parties (note 9)                          (560)              (188)          (1,724)               (563)
   Other                                           (8,713)            (7,625)         (25,906)            (24,752)
 Interest income:
   Related parties (note 9)                           588              3,865            4,340              10,802
   Other                                              789              1,625            2,196               5,885
 Gain on disposition of assets
  (note 6)                                         58,355                 --           58,355                  --

 Minority interests' share of
  (earnings) losses                                (4,283)             8,188           (8,616)             18,657

 Foreign currency transaction gains
  (losses)                                           (805)               661             (206)              4,110

 Other, net                                           464                681            4,263               5,018
                                                 --------            -------         --------            --------
                                                  (17,762)           (39,757)        (153,141)           (134,846)
                                                 --------            -------         --------            --------

    Loss before income taxes                      (16,717)           (43,491)        (136,992)           (144,292)

Income tax benefit                                    600             12,222           55,378              42,435
                                                 --------            -------         --------            --------

    Net loss                                     $(16,117)           (31,269)         (81,614)           (101,857)
                                                 ========            =======         ========            ========
Net loss per common share
  (note 1)                                       $   (.14)              (.26)            (.70)               (.86)
                                                 ========            =======         ========            ========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                 Consolidated Statement of Stockholders' Equity

                                  (unaudited)



                                                                                              Cumulative
                                                                                               foreign
                                                                                               currency
                                                Common Stock      Additional                 translation
                                   Preferred -------------------    paid-in   Accumulated     adjustment,
                                     stock   Series A   Series B    capital     deficit      net of taxes
                                   --------- --------   --------  ----------  -----------    -------------
                                                                          amounts in thousands
Balance at January 1, 1997           $  --   106,961    11,700     1,186,788   (205,456)        26,146

  Net loss                              --        --        --          --      (81,614)            --
  Open market repurchases of
   common stock                         --        --        --          --           --             --
  Issuances of common stock             --        37        --         561           --             --
  Adjustment in connection
   with the issuance of
   ordinary shares by Flextech
   p.l.c.
   (note 6)                             --        --        --      98,555           --             --
  Foreign currency translation
   adjustment                           --        --        --          --           --        (25,938)
  Unrealized holding gains for
   available-for-sale
   securities                           --        --        --          --           --             --
  Change in due from related
   parties (note 9)                     --        --        --          --           --             --
                                   -------   -------     ------  ---------     --------        -------
Balance at   September 30, 1997    $    --   106,998     11,700  1,285,904     (287,070)           208
                                   =======   =======     ======  =========     ========        =======


                                   Unrealized
                                    holding
                                   gains for
                                  available-                           Due from            Total
                             for-sale securities,  Treasury stock,     related          stockholders
                                 net of taxes         at cost          parties             equity
                             --------------------  ---------------     --------         ------------
Balance at January 1, 1997              --               --            (160,141)           965,998

  Net loss                              --               --                  --            (81,614)
  Open market repurchases of
   common stock                         --          (42,014)                 --            (42,014)
  Issuances of common stock             --               --                  --                598
  Adjustment in connection
   with the issuance of
   ordinary shares by Flextech
   p.l.c.
   (note 6)                             --               --                  --             98,555
  Foreign currency translation
   adjustment                           --               --                  --            (25,938)
  Unrealized holding gains for
   available-for-sale
   securities                        1,087               --                  --              1,087
  Change in due from related
   parties (note 9)                     --               --             156,188            156,188
                                   -------          -------             -------          ---------
Balance at September 30, 1997      $ 1,087          (42,014)             (3,953)         1,072,860
                                   =======          =======             =======          =========

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                     Consolidated Statements of Cash Flows

                                  (unaudited)




                                                                                       Nine months ended
                                                                                         September 30,
                                                                              -----------------------------------
                                                                                    1997              1996
                                                                              ----------------  -----------------
                                                                                     amounts in thousands
                                                                                         (see note 2)
Cash flows from operating activities:
 Net loss                                                                        $(81,614)          (101,857)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                                  50,658             39,014
    Programming rights provision                                                       --              8,706
    Stock compensation                                                              7,367             (3,217)
    Share of losses of Telewest                                                   111,338             99,206
    Share of losses of other affiliates                                            74,505             54,797
    Gain on disposition of assets                                                 (58,355)                --
    Minority interests' share of earnings (losses)                                  8,616            (18,657)
    Unrealized foreign currency transaction gains                                     (22)            (4,110)
    Accretion of discount on MultiThematiques obligation                            2,357              4,756
    Deferred income tax benefit                                                   (71,266)           (48,899)
    Intercompany current federal income tax expense (benefit)                       6,064             (2,665)
    Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech p.l.c.:
       Change in receivables                                                         (572)            (6,058)
       Change in film inventory and other prepaid expenses                         (2,548)           (15,508)
       Change in payables, accruals, other liabilities and the cash intercompany account included
        in due from related parties                                               (17,118)             8,777
                                                                                 --------           --------
            Net cash provided by operating activities                            $ 29,410             14,285
                                                                                 --------           --------

                                                                                                  (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                                  (unaudited)


                                                                                        Nine months ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     1997               1996
                                                                               -----------------  -----------------
                                                                                      amounts in thousands
                                                                                          (see note 2)
Cash flows from investing activities:
 Effect of the deconsolidation of Flextech p.l.c. on
  cash and cash equivalents                                                        $ (38,142)                --
 Investments in and loans to affiliates and others                                  (107,571)          (122,104)
 Proceeds from disposition of assets                                                  52,959             67,790
 Cash received (paid) in connection with acquisitions, net                           (23,559)             5,205
 Capital expended for property and equipment                                         (47,882)           (36,567)
 Deposit received on sale of interest in Cablevision S.A.                             21,000                 --
 Repayments received on loans to affiliates                                           19,415                 --
 Cash invested in certificate of deposits                                                 --            (23,966)
 Cash paid to purchase minority interests                                                 --             (4,636)
 Other, net                                                                            2,041              4,965
                                                                                   ---------           --------

         Net cash used in investing activities                                      (121,739)          (109,313)
                                                                                   ---------           --------

Cash flows from financing activities:
 Borrowings of debt                                                                  206,360             78,802
 Repayments of debt                                                                 (215,081)          (200,897)
 Open market repurchases of common stock                                             (42,014)                --
 Loan to Tele-Communications, Inc. ("TCI")                                                --           (336,375)
 Repayments received on loan to TCI                                                  149,245            101,316
 Issuance of debentures                                                                   --            345,000
 Payment of deferred financing costs                                                    (950)            (9,811)
 Issuance of common stock                                                                 --              9,990
 Contributions from minority interest owners                                              --              3,548
                                                                                   ---------           --------

         Net cash provided by (used in) financing activities                          97,560             (8,427)
                                                                                   ---------           --------


Effect of exchange rate changes on cash and cash equivalents                              --                244
                                                                                   ---------           --------

         Net increase (decrease) in cash and
          cash equivalents                                                             5,231           (103,211)

         Cash and cash equivalents:
           Beginning of period                                                        44,192            133,109
                                                                                   ---------           --------

           End of period                                                           $  49,423             29,898
                                                                                   =========           ========

See accompanying notes to consolidated financial statements.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

                               September 30, 1997

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

     On July 18, 1995, TINTA completed its initial public offering (the
     "IPO"), in which 20,000,000 shares of Series A Common Stock, $1 par value per share ("Series A Common Stock") were sold to the public. At September 30, 1997, TCI owned approximately 85% of the aggregate issued and outstanding common stock of TINTA and 92% of the aggregate voting interest represented by such issued and outstanding stock.

     TCI's common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock, Tele-Communications, Inc. Series B TCI Group Common Stock, (collectively, the "TCI Group Common Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock, Tele-Communications, Inc. Series B Liberty Media Group Common Stock, (collectively, the "Liberty Media Group Common Stock"),Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, (collectively, the "TCI Ventures Group Common Stock").

     The TCI Group Common Stock is intended to reflect the separate performance of the "TCI Group", which is comprised of TCI's domestic distribution and communications businesses (other than the investments attributed to the TCI Ventures Group), and any other businesses and assets of TCI not attributed to either the Liberty Media Group or the TCI Ventures Group. The Liberty Media Group Common Stock is intended to reflect the separate performance of the "Liberty Media Group", which is comprised of the Company's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sales relating to programming services, informercials and transaction processing, and the operation of UHF television stations. The TCI Ventures Group common Stock is intended to reflect the separate performance of the "TCI Ventures Group", which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. TINTA is a member of the TCI Ventures Group.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock") which reflects the separate performance of the TCI Ventures Group. TCI's 85% equity interest in TINTA has been attributed to the TCI Ventures Group along with substantially all of TCI's non-cable and non-programming domestic assets. In connection with the formation of the TCI Ventures Group, the shares of TINTA common stock held by TCI were transferred to TCI Ventures Group, LLC ("TVG LLC"), a wholly-owned subsidiary of TCI, effective October 1, 1997. On September 10, 1997, TCI consummated an exchange offer (the "Exchange Offer") whereby TCI issued 118,661,300 shares of Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and 16,266,400 shares of Tele-Communications, Inc. Series B TCI Ventures Group Common Stock in exchange for an equivalent number of Tele-Communications, Inc. Series A TCI Group Common Stock and Tele-Communications, Inc. Series B TCI Group Common Stock, respectively.

     The net loss per share set forth in the accompanying consolidated statements of operations was computed using historical losses and a weighted average number of common shares of (i) 115.3 million and 118.7 million for the three months ended September 30, 1997 and 1996, respectively, and (ii) 116.6 million and 118.5 million for the nine months ended September 30, 1997 and 1996, respectively. Common stock equivalents were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

     During the nine months ended September 30, 1997 and 1996, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Consolidated Puerto Rico Subsidiary"), and in Buenos Aires, Argentina through Cablevision S.A. and certain affiliated companies ("Cablevision"). Additionally, Flextech p.l.c. ("Flextech"), a company engaged in the distribution and production of programming for multi-channel video distribution systems (the "programming business") in the UK and other parts of Europe, was included in the Company's consolidated financial statements on a consolidated basis through December 31, 1996. See notes 4 and 6.

     Effective January 1, 1997, the Company's three consolidated Puerto Rico entities were merged together into the Puerto Rico Subsidiary. For purposes of this discussion, except to the extent the context otherwise requires, the term the "Puerto Rico Subsidiary" refers to the three consolidated Puerto Rico entities prior to such merger and the Puerto Rico Subsidiary following such merger.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


    The Company's ownership interest in the issued and outstanding share capital of Flextech was 48.8% during the three months ended March 31, 1996, 46.2% from April 1996 through April 1997, 35.9% from April 1997 to July 1997, 36.3% from July 1997 to September 1997 and 36.8% from September 1997 to the present. The Company's voting interest in Flextech was 50.6% during 1996 and approximately 50% from January 1997 to the present. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information see note 6.

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

    Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at September 30, 1997.

(2) Supplemental Disclosures to Consolidated Statements of Cash Flows
    -----------------------------------------------------------------

    At September 30, 1997, the Company's cash and cash equivalents included $900,000 of cash and cash equivalents held by Cablevision. The cash and cash equivalent balances of Cablevision are available to be applied toward the liquidity requirements of Cablevision, and it is not anticipated that any significant portion of such cash balances will be distributed or otherwise made available to TINTA.

    Cash paid for interest was $25.5 million and $19.0 million during the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $11.7 million and $8.9 million during the nine months ended September 30, 1997 and 1996, respectively.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


       Cash paid (received) for acquisitions is as follows:

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                        1997                 1996
                                                                                     ----------           ---------
                                                                                           amounts in thousands

        Recorded value of assets acquired                                             $ 63,556              65,182
        Issuance of notes payable                                                           --              (1,000)
        Liabilities assumed (including debt of
          $32.3 million in 1997)                                                       (38,482)            (26,164)
        Increase in minority interests in equity of subsidiaries                        (1,515)            (43,223)
                                                                                      --------             -------

             Cash paid (received) for acquisitions                                    $ 23,559              (5,205)
                                                                                      ========             =======


        The effects of changing the method of accounting for the Company's ownership interest in Flextech from the consolidation method to the equity method are summarized below (amounts in thousands):

        Assets reclassified to equity investments                                    $ 177,003
        Liabilities reclassified to equity investments                                 (72,512)
        Minority interests in equity of subsidiaries reclassified to
         equity investments                                                           (142,633)
                                                                                     ---------
        Decrease in cash and cash equivalents                                        $ (38,142)
                                                                                     =========

(3)    Acquisitions
       ------------

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


                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


(4)  Cablevision
     -----------

     At September 30, 1997, TINTA had a 51% ownership interest in Cablevision. On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. ("Telefonica," together with CEI, the "Buyers") for cash proceeds of $120 million ($21 million of which was received during the third quarter of 1997). In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions, (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.24%. Cash proceeds received by TINTA from the Cablevision Sale of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. TINTA will continue to have the right to manage Cablevision (pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale), and all material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Buyers also purchased the additional 39% interest in Cablevision that TINTA currently had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA will cease to consolidate Cablevision and will begin to account for Cablevision using the equity method of accounting.

     Prior to 1997 none of Cablevision's post-acquisition operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1996, the Company would have allocated an additional $4.3 million in 1997 and $12.9 million in 1996 of Cablevision's net earnings to the minority interest.

(5)  Investment in Telewest
     ----------------------

     At September 30, 1997, the Company indirectly owned, through its 50% ownership interest in TW Holdings, Inc., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest's ordinary shares was (Pounds)0.825 ($1.34) at September 30, 1997.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     As a result of Telewest's 1995 issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1997 and 1996, Telewest experienced foreign currency transaction losses of (Pounds)32.8 million ($54.5 million using the applicable exchange rate) and (Pounds)55.2 million ($84.6 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

     The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6393 to 1 and 1.5411 to 1 during the nine months ended September 30, 1997 and 1996, respectively.
     The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6185 to 1 and 1.7125 to 1 at September 30, 1997 and December 31, 1996, respectively.

     Summarized unaudited results of operations of Telewest are as follows:

                                                                        Nine months ended
                                                                          September 30,
                                                              --------------------------------------
                                                                     1997                1996
                                                              -------------------  -----------------
                                                                      amounts in thousands

              Revenue                                              $ 460,646            318,144
              Operating, selling, general and
               administrative expenses                              (408,038)          (326,693)
              Depreciation and amortization                         (239,987)          (159,643)
                                                                   ---------           --------

                   Operating loss                                   (187,379)          (168,192)

              Share of losses of affiliates                          (26,078)           (17,626)
              Interest expense, net                                 (154,510)           (98,389)
              Foreign currency transaction loss                      (54,487)           (84,632)
              Other, net                                                 339               (197)
                                                                   ---------           --------

                   Net loss                                        $(422,115)          (369,036)
                                                                   =========           ========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

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

     The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At September 30, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $15.4 million. See note 9.

     Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

     Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 10.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     The following table reflects the Company's carrying value (including receivables) of the Other Affiliates:

                                                                 September 30,            December 31,
                                                                     1997                     1996
                                                             ---------------------  ------------------------
                                                                          amounts in thousands
Flextech (a)                                                          $275,720                       --
MultiThematiques S.A.
  ("MultiThematiques") (b)                                              71,334                   84,007
Liberty/TINTA LLC (c)                                                   65,143                   63,227
Jupiter Telecommunications Co., Ltd. ("Jupiter") (d)                    59,290                   47,251
United International Investments                                        26,251                   25,598
Bresnan International Partners (Chile), L.P.                            23,987                   34,408
Bresnan International Partners (Poland), L.P.                           22,709                   27,951
Jupiter Programming Co., Ltd. ("JPC")                                   15,665                    2,830
Asia Business News (Singapore) PTE Ltd. ("ABN")                         7,269                    9,556
Flextech Affiliates (e)                                                     --                  129,563
Other                                                                    4,191                   (2,538)
                                                                      --------                  -------

                                                                      $571,559                  421,853
                                                                      ========                  =======

(a)    Flextech
       --------

       At September 30, 1997, the Company owned 57,889,033 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, approximately 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (Pounds)6.015 ($9.74) per share closing price at September 30, 1997 of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pounds)348.2 million ($563.6 million) at September 30, 1997.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

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

          In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and the Company through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at (Pounds)7.20 ($11.65) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

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

          As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (Pounds)10 million ($16.2 million).

          If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (Pounds)22 million ($35.6 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (Pounds)88 million ($142.4 million) and, subject to certain restrictions, a standby credit facility of (Pounds)30 million ($48.6 million).

          If BBC Worldwide requires the Company to perform Flextech's funding obligations pursuant to the Standby Commitment, then the Company will acquire Flextech's entire equity interest in the Principal Joint Venture for (Pounds)1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of the Company. Flextech will pay commitment and standby fees to the Company for its undertaking under the Standby Commitment. If Flextech repays to the Company all loans the Company makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after the Company first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for (Pounds)1.00. The Company may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

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

          As a result of the issuance of shares by Flextech in connection with Flextech's acquisition of all of the share capital of UKLL and UKGL which Flextech did not already own, and the associated dilution of the Company's ownership interest in Flextech, the Company recorded a $151.6 million increase to the carrying value of its investment in Flextech, a $98.5 million increase to "Additional paid-in capital" and a $53.1 million increase to "Deferred income tax liability." No gain was recognized in the statement of operations due primarily to TINTA's contingent obligations under the Standby Commitment.

          On July 7, 1997, TINTA purchased from certain officers of Flextech 748,435 Flextech Ordinary Shares for a per share price of (Pounds)6.225 ($10.29 at the applicable exchange rate) and on September 29, 1997, TINTA purchased 800,000 Flextech Ordinary Shares for a per share price of (Pounds)6.05 ($9.76 at the applicable exchange rate). As a result of such purchases, TINTA's ownership interest in the issued and outstanding share capital of Flextech increased from 35.9% to 36.3% on July 7, 1997 and from 36.3% to 36.8% on September 29, 1997.

     (b)  MultiThematiques

          On December 13, 1995, TINTA invested 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate) in MultiThematiques, a European programming company that is one-third owned by each of the Company and two French media companies, (the "MultiThematiques Transaction"). In addition, TINTA contributed to MultiThematiques FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.0 million ($19.5 million at the applicable exchange rate) on December 13, 1996 and February 13, 1997, respectively. TINTA has agreed to contribute an additional FF164.0 million ($27.7 million) by no later than December 13, 1997.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

          TINTA's obligation to make the above-described additional FF369.1 million in contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value of such contributions (using a discount rate of 10%) prior to their payment to MultiThematiques has been reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheets. During the nine months ended September 30, 1997 and 1996, the Company experienced unrealized foreign currency transaction gains of $1.6 million and $3.4 million, respectively, with respect to the MultiThematiques Obligation.

          The Company has entered into a forward contract that allows the Company to purchase FF164.0 million at a price of FF5.5367 per U.S. dollar ($29.6 million) on December 13, 1997. For accounting purposes, the Company is treating this contract as a hedge of its December 13, 1997 contribution obligation.

     (c)  Liberty/TINTA LLC

          TINTA may make additional cash contributions totaling approximately $16 million to the limited liability company (the "LLC") owned in equal parts by subsidiaries of TINTA and Liberty Media Corporation ("Liberty") to fund the operations of the joint venture between TINTA, News Corporation Limited ("News Corp.") and Liberty ("Fox Sports International").

          On April 19, 1996, TINTA, Torneos y Competencias S.A. ("Torneos"), an entity that is 35%-owned by Fox Sports International, and certain unaffiliated stockholders of Torneos entered into an agreement (the "TINTA/Torneos Sports Agreement") whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. The rights under the TINTA/Torneos Sports Agreement have been assigned to Fox Sports International.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

          During the third quarter of 1997, Fox Sports International distributed
          (i) its 35% interest in Torneos to the LLC and (ii) certain Australian sports rights to News Corp. On October 2, 1997 TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million.

     (d)  Jupiter

          Through September 30, 1997, the Company had made aggregate contributions to Jupiter of (Yen)11.1 billion ($101.2 million at the applicable exchange rates). In addition, on March 31, 1997 the Company paid (Yen)200 million ($1.6 million at the applicable exchange rate) to Sumitomo Corporation ("Sumitomo"). The Company anticipates that Jupiter will require additional funding, which could be significant, for the acquisition of franchises and the development of its network. The Company anticipates that such additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its operating affiliates.

          The Company had entered into an option agreement whereby the Company was entitled to sell (Yen)1.6 billion in exchange for $17.5 million on April 4, 2002. The option was treated as a hedge of the Company's foreign currency risk with respect to its existing investment in Jupiter. On May 2, 1997, the Company sold such option for $1.8 million.

  (e)     Flextech Affiliates

          Due to the January 1, 1997 deconsolidation of Flextech described in note 1, Flextech's equity method affiliates (the "Flextech Affiliates") are no longer included with the Other Affiliates, but are included with Flextech.

  Other

  DMX, Inc.

  Prior to May 1996, the Company owned 49% of the outstanding stock of DMX Europe N.V. ("DMX Europe"). DMX, Inc. ("DMX") owned the remaining 51% interest in DMX Europe. TCI-Euromusic, Inc. ("TCI-E"), an indirect wholly-owned subsidiary of TINTA, was formed to hold the Company's ownership interest in DMX Europe. In May 1996, TCI-E merged with and into DMX, with DMX as the surviving corporation ("the DMX Merger"). In effecting the DMX Merger, the Company exchanged all of its shares of TCI-E common stock for 10,841,624 shares or 18% of the then issued and outstanding DMX common stock. The Company's share of losses of DMX for the year ended December 31, 1996 exceeded the Company's carrying value of DMX. The Company recorded its share of losses for the year ended December 31, 1996 only to the extent of its carrying value of DMX as the Company had no obligation to provide any additional funding.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     On July 11, 1997, TCI, DMX and TCI Music, Inc. ("TCI Music"), a subsidiary of TCI, consummated the merger of DMX into TCI Music (the "Merger"). Following the Merger, TINTA owned approximately 3.5% of TCI Music's issued and outstanding common stock and less than 1% of the voting interests attributable to such issued and outstanding common stock, and TCI owned shares of TCI Music common stock (including shares of TCI Music Series A Common Stock owned by TINTA) representing approximately 89.6% of TCI Music's issued and outstanding common stock, and 98.7% of the voting interests attributable to such issued and outstanding common stock. In consideration of TCI's overall percentage interest in TCI Music, the Company accounts for TCI Music using the equity method.

     TCID of New Zealand, Inc.

     On September 26, 1997, the Company sold its interest in TCID of New Zealand, Inc. for cash proceeds of $53.0 million. The Company recognized a gain on such sale of $58.4 million.

     The following table reflects the Company's share of losses of the Other
     Affiliates:


                                                                      Nine months ended September 30,
                                                              ----------------------------------------------
                                                                        1997                     1996
                                                              -----------------------  ---------------------
                                                                            amounts in thousands
Jupiter                                                                 $(17,173)                 (8,237)
JPC                                                                      (12,614)                     --
Liberty/TINTA LLC                                                        (11,364)                 (3,733)
MultiThematiques                                                          (9,337)                 (4,730)
ABN                                                                       (9,314)                 (7,039)
Bresnan International Partners (Chile), L.P.                              (2,871)                 (5,347)
Bresnan International Partners (Poland), L.P.                             (1,504)                 (3,210)
Flextech Affiliates                                                           --                  (9,689)
DMX                                                                           --                  (7,188)
Other                                                                    (10,328)                 (5,624)
                                                                        --------                 -------

                                                                        $(74,505)                (54,797)
                                                                        ========                 =======

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements


     Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the Company used the equity method to account for its investments in the Other Affiliates are as follows:

                                                         Nine months ended September 30, 1997
                                           -----------------------------------------------------------------
                                                                             Latin America
                                                              Asia and          and the
                                             Europe (a)       Australia      Caribbean (b)         Total
                                           --------------  ---------------  ----------------    ------------
                                                                 amounts in thousands
        Combined Operations
        ---------------------------------
        Revenue                                $ 208,824          216,128            6,559          431,511
        Operating, selling, general and
          administrative expenses               (256,946)        (231,808)          (5,375)        (494,129)
        Depreciation and amortization            (17,779)         (13,851)          (4,723)         (36,353)
                                               ---------         --------          -------         --------

             Operating loss                      (65,901)         (29,531)          (3,539)         (98,971)

        Interest  income (expense), net            2,551          (13,128)          (4,410)         (14,987)
        Other, net                                (4,415)         (29,118)         (20,569)         (54,102)
                                               ---------         --------          -------         --------

             Net loss                          $ (67,765)         (71,777)         (28,518)        (168,060)
                                               =========         ========          =======         ========


                                                         Nine months ended September 30, 1997
                                           -----------------------------------------------------------------
                                                                             Latin America
                                                              Asia and          and the
                                             Europe (a)       Australia      Caribbean (b)         Total
                                           --------------  ---------------  ----------------    ------------
                                                                 amounts in thousands
        Combined Operations
        -------------------

        Revenue                                $ 258,681          116,642           28,199          403,522
        Operating, selling, general and
          administrative expenses               (272,591)        (128,535)         (36,305)        (437,431)
        Depreciation and amortization             (8,040)         (22,978)          (2,796)         (33,814)
                                               ---------         --------          -------         --------

             Operating loss                      (21,950)         (34,871)         (10,902)         (67,723)

        Interest expense, net                    (11,405)          (8,656)          (9,463)         (29,524)
        Other, net                                (7,673)          (1,832)          (5,354)         (14,859)
                                               ---------         --------          -------         --------

             Net loss                          $ (41,028)         (45,359)         (25,719)        (112,106)
                                               =========         ========          =======         ========

     --------------

     (a) As a result of the January 1, 1997 deconsolidation of Flextech described in note 1, the summarized combined operations for the nine months ended September 30, 1997 include the results of operations of Flextech but exclude the results of operations of the Flextech Affiliates. The summarized combined operations for the nine months ended September 30, 1996 include the results of the Flextech Affiliates. See related discussion above.

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

(7)    Other Investments
       -----------------

       The components of other investments are set forth below:

                                             September 30,        December 31,
                                                  1997                1996
                                             -------------     -----------------
                                                     amounts in thousands


                  DTH Ventures                 $25,760              17,945
                  Other                          1,834               2,928
                                               -------              ------

                                               $27,594              20,873
                                               =======              ======

     TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). It is anticipated that TINTA could be required to make cash contributions totaling approximately $39 million over the next three years in connection with the DTH Ventures.

(8)   Debt
      ----

      The components of debt are as follows:

                                                               September 30,        December 31,
                                                                   1997                 1996
                                                            -------------------  -------------------
                  TINTA:                                              amounts in thousands
                  ------
                  Convertible Subordinated
                    Debentures (a)                                     $345,000              345,000
                  Cablevision promissory notes                               --               13,013
                                                                       --------              -------

                                                                        345,000              358,013
                                                                       --------              -------
                  Subsidiaries:
                  -------------
                  Flextech                                                   --                1,000
                                                                       --------              -------

                  Cablevision:
                  Bank loans (b)                                        158,046              104,556
                  OCC Notes                                                  --               46,418
                  Other                                                   5,249                1,141
                                                                       --------              -------

                                                                        163,295              152,115
                                                                       --------              -------

                  Puerto Rico Subsidiary (c)                             45,000                   --
                                                                       --------              -------

                                                                       $553,295              511,128
                                                                       ========              =======


                                                                     (continued)

                    TELE-COMMUNICATION INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures due 2006 having an aggregate principal amount of $345 million (the "Debentures"). The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year, commencing August 15, 1996. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note. See note 9.

     (b) Represents Cablevision's bank debt, which is denominated in U.S. dollars, and bears interest at fixed rates. Including value added tax, the weighted average rate of Cablevision's bank debt at September 30, 1997 was 6.98%.

     (c) The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.16% at September 30, 1997). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

     With the exception of the Debentures, which had a fair value of $291 million at September 30, 1997, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at September 30, 1997.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

(9)  Related Party Transactions
     --------------------------

     Due from related parties

     The components of "Due from (to) related parties" are as follows:

                                                         September 30,          December 31,
                                                             1997                   1996
                                                         -------------          ------------
                                                                 amounts in thousands

     TCI Note Receivable (a)                               $ 27,256                 176,501
     TVG LLC Promissory Note (b)                            (20,532)                (23,262)
     TVG LLC Credit Facility (c)                                 --                      --
     Non-Cash Intercompany Account (d)                        1,350                  14,955
     Cash Intercompany Account (e)                           (4,121)                 (8,053)
                                                           --------                 -------
                                                           $  3,953                 160,141
                                                           ========                 =======

     (a) Amounts outstanding under the note receivable from TCI (the "TCI Note Receivable") bear interest at variable rates based on TCI's weighted average cost of bank borrowings of similar maturities (6.4% at September 30, 1997). Principal and interest is due and payable as mutually agreed from time to time by TCI and TINTA. During the nine months ended September 30, 1997 and 1996, interest income related to the TCI Note Receivable aggregated $4.3 million and $10.8 million, respectively.

     (b) During 1996, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (Pounds)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offer. The TVG LLC Promissory Note is due in semi-annual installments through July 31, 2001 and bears interest at 7% compounded semi-annually. During the nine months ended September 30, 1997, the U.S. dollar equivalent of interest expense incurred with respect to the TVG LLC Promissory Note was $1.2 million. The distribution equipment was subsequently leased back to TCIC over a 5 year term with semi-annual payments of (Pounds)998,000 ($1.6 million), plus expenses. TINTA can require TCIC to repurchase the equipment at the end of the lease term at an amount equal to the greater of (i) fair market value or (ii) an amount that when combined with the rental payments received (excluding executory costs) during the lease term, and discounted using an interest rate of 7%, would not exceed 89% of the fair market value of the equipment at the inception of the lease. During the nine months ended September 30, 1997, the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $3.2 million. During the nine months ended September 30, 1997, the Company experienced unrealized foreign currency transaction gains of $1.2 million with respect to the TVG LLC Promissory Note.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     (c) The revolving subordinated credit agreement with TVG LLC, as creditor, and TINTA, as borrower, (the "TVG LLC Credit Facility") is a subordinated unsecured revolving credit facility that provided for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the TVG LLC Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under the TVG LLC Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the TVG LLC Credit Facility to September 10, 2002, at which time all borrowings, together with all accrued interest thereon, will be payable and the parties reduced the interest rate on TVG LLC Credit Facility from 13% to 10%. If at any time TVG LLC shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the TVG LLC Credit Facility upon two business days prior notice to TINTA. There were no borrowings outstanding pursuant to the TVG LLC Credit Facility at September 30, 1997 and December 31, 1996. The TVG LLC Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $563,000 during each of the nine month periods ended September 30, 1997 and 1996.

     (d) At September 30, 1997, the non-cash intercompany account (the "Non-Cash Intercompany Account") with TVG LLC was comprised of $6.7 million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $5.3 million due from TVG LLC with respect to the allocation of current intercompany income tax benefits pursuant to a tax sharing agreement as described below. The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations. Amounts included in the Non-Cash Intercompany Account are non-interest bearing.

     (e) Amounts included in the cash intercompany account (the "Cash Intercompany Account") with TVG LLC are required to be settled within 30 days following notification. Any payable amounts that remain outstanding after such 30-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TVG LLC Credit Facility. Amounts included in the Cash Intercompany Account are non-interest bearing.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     Other Related Party Transactions

     Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARs"). Estimates of the compensation expense relating to the TCI Options and SARs have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARs resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $6.7 million and $(1.8 million) for the nine months ended September 30, 1997 and 1996, respectively. Such compensation adjustments are included in "General and administrative - Allocated from TCI" in the accompanying consolidated statements of operations.

     Corporate expenses are allocated to TINTA based upon the estimated cost of general and administrative services provided. Through September 9, 1997, such corporate expenses were allocated pursuant to a services agreement between TINTA and TCI. In connection with the September 10, 1997 consummation of the Exchange Offer, TCI assigned its rights and obligations under such services agreement to TVG LLC. The amounts allocated to the Company for the nine months ended September 30, 1997 and 1996 aggregated $1.3 and $2.4 million, respectively.

     The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $4.9 million and $3.4 million during the nine months ended September 30, 1997 and 1996, respectively. Such programming charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.

     Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the nine months ended September 30, 1997 and 1996, such charges aggregated $11.8 million and $9.0 million, respectively. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2.3 million and $3.1 million during each of the nine month periods ended September 30, 1997 and 1996, respectively. The above-described programming and general and administrative charges are included in "Operating costs and expenses - Cable" in the accompanying consolidated statements of operations.

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

     A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI, TINTA and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TINTA was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TINTA to the extent that the income tax attributes generated by the TINTA Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and TINTA. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

                                                                     (continued)

                    TELE-COMMUNICAITONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

     Effective October 1, 1997, (the "Effective Date"), the Old Tax Sharing Agreement was replaced by a new tax sharing agreement, as amended by the First Amendment thereto (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and the TCI Ventures Group (each a "Group"). TINTA and its subsidiaries are members of the TCI Ventures Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually used by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group.
     Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI utilizes the alternative minimum tax credit associated with such taxable period. The Group generating the utilized tax benefits would receive a cash payment only if, and when, the unutilized taxable losses of the other Group are actually utilized. If the unutilized taxable losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. Pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes), and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.

     Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

     The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between the TCI Ventures Group and TINTA covering periods subsequent to September 30, 1997 is currently being negotiated.

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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Notes to Consolidated Financial Statements

(10) Commitments and Contingencies
     -----------------------------

     The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $47 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

     For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 6 and 7.

     As described in note 6, the Company has significant contingent obligations with respect to certain credit enhancements that were provided by the Company upon the closing of the BBC Joint Ventures and related transactions.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

Management's Discussion and Analysis of Financial Condition and
---------------------------------------------------------------
  Results of Operations
  ---------------------

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

  Certain statements included in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; uncertainties inherent in proposed business strategies and development plans; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

Material Changes in Results of Operations
-----------------------------------------

   As further described in note 4 to the accompanying consolidated financial statements, on October 9, 1997 the Company sold a portion of its 51% interest in Cablevision to CEI and Telefonica for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to CEI and Telefonica. The Cablevision Sale reduced the Company's interest in Cablevision to 26.24%. Cash proceeds received by TINTA of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. As a result of the Cablevision Sale, the Company, effective October 1, 1997, will cease to consolidate Cablevision and will begin to account for Cablevision using the equity method of accounting.

   The following table sets forth summary information with respect to Cablevision's results of operations (as adjusted for the effects of purchase accounting) for the indicated periods (dollar amounts in thousands):


                                                         Nine months ended September 30,
                                                   1997 (1)                         1996
                                         ----------------------------     ----------------------------

   Revenue                                   $ 173,517          100%           $133,323          100%
   Operating costs and expenses before
    depreciation and amortization             (105,351)         (60%)           (79,239)         (59%)
                                             ---------          ----           --------          ----
   Operating Cash Flow (2)                      68,166           40%             54,084           41%
   Depreciation and amortization               (40,882)         (23%)           (27,831)         (21%)
                                             ---------          ----           --------          ----

   Operating income                          $  27,284           17%           $ 26,253           20%
                                             =========          ====           ========          ====

__________________

(1) On October 1, 1996, Cablevision acquired 99.9% of the issued and outstanding stock of OCC. In accordance with the purchase method of accounting OCC has been included in Cablevision's consolidated financial statements since the October 1, 1996 acquisition date. The following table sets forth summary information with respect to OCC's results of operations included with those of Cablevision for the nine months ended September 30, 1997 (amounts in thousands):

       Revenue                                    $ 24,295
       Operating costs and expenses
         before depreciation and
         amortization                              (10,468)
                                                  --------
       Operating Cash Flow                          13,827
       Depreciation and amortization                (2,427)
                                                  --------

       Operating income                           $ 11,400
                                                  ========

(2) "Operating Cash Flow," which represents income before depreciation and amortization, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

                    TELE-COMMUNCIATIONS INTERNATIONAL, INC.

-----------------------------------------------------

   As described in note 6 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, discontinued using the consolidation method to account for its ownership interest in Flextech. As a result, the Company's consolidated financial statements as of and for the nine months ended September 30, 1997 do not include Flextech's financial position and results of operations on a consolidated basis. The following table sets forth summary information with respect to the operating results of Flextech that were included in the Company's consolidated financial statements for the nine months ended September 30, 1996 (dollar amounts in thousands):

          Revenue                                           $ 67,593
          Operating costs and expenses before
           depreciation and amortization                     (88,169)
          Depreciation and amortization                       (5,372)
                                                            --------

          Operating loss                                     (25,948)

          Other, net                                          12,031
                                                            --------

          Net loss                                          $(13,917)
                                                            ========

  Revenue
  -------

  Cable revenue increased $20.9 million and $54.3 million or 41% and 36% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to increases in Cablevision's revenue of $14.2 million and $40.2 million or 31% and 30% during the three and nine month periods ended September 30, 1997, respectively. Cablevision's revenue increased as a result of the OCC Acquisition and a 5% increase in the average number of Cablevision's basic subscribers (exclusive of the basic subscribers acquired in the OCC Acquisition). As described in note 4 to the accompanying consolidated financial statements, effective October 1, 1997, the Company will cease to consolidate Cablevision. Revenue of the Puerto Rico Subsidiary increased $5.1 million and $9.3 million or 81% and 49% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition ($3.8 million and $6.2 million for the three and nine month periods ended September 30, 1997, respectively) and a 9% increase in the average number of the Puerto Rico Subsidiary's basic subscribers (exclusive of the basic subscribers acquired in the Caguas Acquisition). An increase in basic rates in February 1997 also contributed to the increases in cable revenue of the Puerto Rico Subsidiary.

                    TELE-COMMUNICAITONS INTERNATIONAL, INC.

-----------------------------------------------------

  Operating Costs and Expenses
  ----------------------------

  Cable operating costs and expenses increased $11.8 million and $30.8 million or 35% and 33% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to increases in Cablevision's operating costs and expenses of $9.3 million and $26.1 million or 33% and 33% during the three and nine month periods ended September 30, 1997. Cablevision's operating costs and expenses increased as a result of the OCC Acquisition and an increase in programming costs. Such increased programming costs are attributable to a higher number of subscribers and higher programming rates. See related discussion below. Operating costs and expenses of the Puerto Rico Subsidiary increased $2.6 million and $4.5 million during the three and nine months ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition ($2.3 million and $3.3 million for the three and nine month periods ended September 30, 1997, respectively) and increased programming costs.

  Cablevision and the Puerto Rico Subsidiary purchase programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of Cablevision and the Puerto Rico Subsidiary.

  TINTA incurred corporate, general and administrative expenses of $8.7 million and $1.3 million during the three months ended September 30, 1997 and 1996, respectively, of which $5.3 million and $57,000 were allocated from related parties. TINTA incurred corporate, general and administrative expenses of $16.4 million and $6.1 million during the nine months ended September 30, 1997 and 1996, respectively, of which $7.9 million and $592,000 were allocated from related parties. General and administrative allocations from related parties are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases (decreases) aggregated $5.5 million and $(1.6 million) during the three months ended September 30, 1997 and 1996, respectively, and include increases (decreases) in the Company's share of TCI's stock compensation liability of $4.8 million and
$(815,000), respectively.   Such estimated increases (decreases) aggregated $7.4
million and $(3.2 million) during the nine months ended September 30, 1997 and 1996, respectively, and include increases (decreases) in the Company's share of TCI's stock compensation liability of $6.6 million and $(1.8 million), respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

  The $3.7 million and $11.6 million or 26% and 30% increases in depreciation and amortization expense during the three and nine month periods ended September 30, 1997, as compared to the corresponding prior year periods, are the result of net increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets attributable to the OCC Acquisition, Caguas Acquisition and capital expenditures more than offset the decrease attributable to the deconsolidation of Flextech, as described in note 6 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

     Other Income and Expense
     ------------------------

     Telewest has incurred losses since its inception. The Company's share of Telewest's net losses increased $8.9 million and $12.1 million or 31% and 12% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to (i) increases in depreciation and amortization and interest expense and (ii) changes in foreign currency transaction losses. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of (Pounds)8.5 million ($14.5 million using the applicable exchange rate) and (Pounds)7.6 million ($11.8 million using the applicable exchange rate) during the three months ended September 30, 1997 and 1996, respectively. Telewest experienced unrealized foreign currency transaction losses of (Pounds)32.8 million ($54.5 million using the applicable exchange rate) and (Pounds)55.2 million ($84.6 million using the applicable exchange rate) during the nine months ended September 30, 1997 and 1996, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

  The Company's share of the losses of the Other Affiliates increased $7.8 million and $19.7 million or 43% and 36% during the three and nine month periods ended September 30, 1997, as compared to the corresponding prior year periods. Such increases are primarily attributable to increased losses of JPC, Jupiter, the LLC, MultiThematiques and ABN. The increased losses during the nine months ended September 30, 1997 were partially offset by a $7.2 million decrease in the Company's share of the losses of DMX. During the third quarter of 1996, the Company's cumulative share of DMX's losses exceeded the Company's investment in DMX. Since that time, the Company has not recorded its proportionate share of DMX's losses as the Company has no obligation to provide any additional funding to DMX. In addition, as described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. For additional information concerning the Other Affiliates, see note 6 to the accompanying consolidated financial statements.

  Interest income decreased $4.1 million and $10.2 million or 75% and 60% during the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding prior year periods. Such decreases are due primarily to the decrease in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech as described in note 1 to the accompanying consolidated financial statements and decreases in the outstanding balance of the TCI Note Receivable.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

  Interest expense remained relatively constant during the three and nine month periods ended September 30, 1997, as compared to the corresponding prior year periods. Increases in interest expense attributable to (i) the OCC Notes, (ii) the Debentures, (iii) the TVG LLC Note Payable and (iv) the Puerto Rico Bank Facility were offset by a reduction in interest expense that is attributable to the deconsolidation of Flextech.

     On September 26, 1997, the Company sold its interest in TCID of New Zealand, Inc. for cash proceeds of $53.0 million. The Company recognized a gain on such sale of $58.4 million.

     The minority interests' share of net losses in 1996 related entirely to Flextech. As described in note 1 to the accompanying consolidated financial statements, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. Accordingly, the minority interests' share of net losses for Flextech is no longer included in the Company's consolidated statement of operations. The minority interests' share of net earnings in 1997 relates entirely to Cablevision. Prior to the second quarter of 1997, none of Cablevision's post-acquisition operating results had been allocated to Cablevision's minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1996, the Company would have allocated an additional $4.3 million in 1997 and $12.9 million in 1996 of Cablevision's net earnings (exclusive of the effect of purchase accounting) to the minority interest.

     The Company recognized realized and unrealized foreign currency transaction gains (losses) of $(805,000) and $661,000 during the three months ended September 30, 1997, and 1996, respectively. The Company recognized realized and unrealized foreign currency transaction gains (losses) of $(206,000) and $4.1 million during the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997 and 1996 the Company recognized
(i) unrealized gains of $1.6 million and $3.4 million, respectively, with respect to the remeasurement into the U.S. dollar of the French franc-denominated MultiThematiques Obligation, (ii) unrealized gains (losses) of $(2.1 million) and $262,000, respectively, with respect to the remeasurement into the U.S. dollar of the UK pound-denominated debt owed by Flextech to an indirect subsidiary of TINTA and (iii) an unrealized gain of $1.2 million in 1997 with respect to the TVG LLC Note Payable.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

     Income Taxes
     ------------

     The Company's income tax benefit was $55.4 million and $42.4 million during the nine months ended September 30, 1997 and 1996, respectively. The effective tax rates associated with such benefits were 40% and 29%, respectively. The higher effective tax rate during the 1997 period is primarily attributable to the recognition of certain deferred tax assets in connection with the deconsolidation of Flextech as described in note 1 to the accompanying consolidated financial statements.

     Net Losses
     ----------

     The Company reported net losses of $81.6 million and $101.9 million during the nine months ended September 30, 1997 and 1996, respectively. Such net losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive telecommunications industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases while maintaining pricing structures and controlling costs. There can be no assurance that any such subscriber base increases will occur.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require the availability of substantial additional funds. Although TINTA had, at September 30, 1997, (i) $48.5 million of cash and cash equivalents,
(ii) $27.3 million proceeds remaining from the sale of its Debentures (which have been loaned to TCI pursuant to an unsecured promissory note pending the use of such proceeds by TINTA), (iii) $200 million of borrowing availability pursuant to the TVG LLC Credit Facility and (iv) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

    At September 30, 1997, $900,000 of the Company's cash and cash equivalents were held by Cablevision. The cash and cash equivalent balances of Cablevision are available to be applied toward the liquidity requirements of Cablevision. Exclusive of amounts held by Cablevision, TINTA held cash and cash equivalents of $48.5 million at September 30, 1997. TINTA believes that such cash and cash equivalents, the remaining net cash proceeds from the sale of the Debentures, borrowing availability pursuant to the TVG LLC Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     The Company's consolidated operating activities provided cash of $29.4 million and $14.3 million during the nine months ended September 30, 1997 and 1996, respectively. With the exception of cash provided by the Puerto Rico Subsidiary ($7.3 million and $6.6 million during the nine months ended September 30, 1997 and 1996, respectively), cash provided by the Company's consolidated operating activities does not presently represent a source of liquidity to TINTA since the cash provided by Cablevision's operating activities ($40.0 million and $42.7 million during the nine months ended September 30, 1997 and 1996, respectively) is intended to be applied towards Cablevision's liquidity requirements, and the Company's remaining consolidated operating activities are expected to produce net cash flow deficits for the foreseeable future. In addition, as discussed in note 4 to the accompanying consolidated financial statements, effective October 1, 1997, Cablevision's cash flows will no longer be included in the Company's consolidated statements of cash flows. The 1996 amount includes cash used in Flextech's operating activities of $33.1 million. As discussed under note 6 to the accompanying consolidated financial statements, effective January 1, 1997, Flextech's cash flows are no longer included in the Company's consolidated statements of cash flows.

     During the nine months ended September 30, 1997 and 1996, cash used by the Company's investing activities aggregated $121.7 million and $109.3 million, respectively. Such amounts include $107.6 million and $122.1 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See notes 2 and 6 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

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

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

  TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries It is anticipated that TINTA could be required to make cash contributions totaling approximately $39 million over the next three years in connection with the DTH Ventures.

  TINTA may make additional cash contributions totaling approximately $16 million to the LLC to fund the operations of Fox Sports International.

  On April 19, 1996, TINTA, Torneos and the Torneos stockholders entered into the TINTA/Torneos Sports Agreement whereby TINTA agreed to make minimum periodic payments from 1996 through 2004 aggregating $235.2 million to acquire certain rights and considerations, including the exploitation rights to all sports rights owned by Torneos with the exception of any rights which at that time had been contractually committed to any third party. The rights under the TINTA/Torneos Sports Agreement have been assigned to Fox Sports International.

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

  During the nine months ended September 30, 1997, Cablevision and the Puerto Rico Subsidiary accounted for $41.7 million and $6.2 million, respectively, of the Company's aggregate capital expenditures of $47.9 million. As described further in note 4 to the accompanying consolidated financial statements, effective October 1, 1997, the capital expenditures and other cash flows of Cablevision will no longer be included in the Company's consolidated statements of cash flows. Although the Company expects that its future capital expenditure requirements with respect to the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of the Puerto Rico Subsidiary generally will be sufficient to satisfy its foreseeable capital expenditure requirements. In this regard, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility in connection with the Caguas Acquisition. See note 8 to the accompanying consolidated financial statements and related discussion below.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. Through September 30, 1997, the Company had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million (representing an average price per share of $12.47).

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

     On September 26, 1997, the Company sold its interest in TCID of New Zealand, Inc. for cash proceeds of $53.0 million. The Company recognized a gain on such sale of $58.4 million.

     On October 2, 1997, the Company purchased a 5% interest in Torneos for $12.0 million.

     On October 9, 1997, the Company sold a portion of its 51% interest in Cablevision to CEI and Telefonica for cash proceeds of $120.0 million ($21.0 million of which was received during the third quarter of 1997). In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million. The Cablevision Sale reduced TINTA's interest in Cablevision to 26.4%. Cash proceeds received by TINTA of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. As a result of such transactions, effective October 1, 1997, TINTA will cease to consolidate Cablevision and will begin to account for Cablevision using the equity method of accounting.

     At September 30, 1997, the Company had aggregate debt of $553.3 million. For additional information concerning the terms of such debt, see note 8 to the accompanying consolidated financial statements. At September 30, 1997, such debt included $163.3 million of debt related to Cablevision. As discussed in note 4 to the accompanying consolidated financial statements, effective October 1, 1997, Cablevision's debt will no longer be included in the Company's consolidated financial condition.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

PART II - OTHER INFORMATION

Item 2.      Changes in Securities
-------      ---------------------

             On September 1, 1997, TINTA issued 30,075 shares of Series A Common Stock (valued at $500,000 based upon a price per share of $16.63) to an executive officer of TINTA. The issuance was made in reliance on the exemption from registration of a private placement offering as afforded by Section 4(2) under the Securities Act of 1933.

Item 5.      Other Events
-------      ------------

             On September 17, 1997, the Company received a wavier (the "Waiver") under the Investment Company Act of 1940 (the "40 Act") that clarifies the ability of the Company to conduct its operations without registering as an investment company under the 40 Act. Under the Waiver, in general, the Company may hold as little as a 10% economic or voting interest in a foreign tele-media venture, provided the Company: (i) is materially involved in the creation, development or operation of the ventures; (ii) provides material managerial, advisory or operational services to the venture; or
             (iii) provides significant input on material decisions affecting the development or operations of the venture. Under the Waiver, a "foreign tele-media venture" is any company, partnership, joint venture or other form of organization whose business is primarily conducted outside of the United States and which is engaged in any of the following: communications; media; the creation, storage, and transmission of voice, video, or data; programming, including entertainment, news, information, and home shopping services; print media; broadband and satellite distribution; over the air broadcast; telecommunications; wireline or wireless distribution and telephony; network construction; design, operation, and ownership of related transport construction; and any and all related or similar activities, services, and assets. The Company may invest in a tele-media venture directly or through partnerships that acquire interests in, and provide active developmental assistance to, foreign tele-media ventures.

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, INC.


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

         (a)  Exhibits

              10 - Material Contracts

                    Tax Sharing Agreement, effective for periods on and after
                       October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group, as amended by the First Amendment to the Tax Sharing Agreement, dated as of October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group.
                          Incorporated herein by reference to Exhibit 9(c)2 to
                            TCI's Schedule 13E-4/A (Amendment No. 2), Issuer Tender Offer Statement, dated September 5, 1997

              27 - Financial Data Schedule

         (b)  Reports on Form 8-K filed during quarter ended September 30, 1997
               - none

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS INTERNATIONAL, INC.



Date:  November 13, 1997               By:    /s/ Fred A. Vierra
                                          -------------------------------------
                                                  Fred A. Vierra
                                                   Chief Executive Officer




Date:  November 13, 1997               By:    /s/ Graham Hollis
                                          -------------------------------------
                                                  Graham Hollis
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)