Form 10-K
period 1997-12-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1998-03-23
CIK 945027

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from _____ to _____


Commission File Number 0-26264

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          State of Delaware                                 84-1289408
------------------------------------                  -----------------------
   (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                    Identification Number)

            5619 DTC Parkway
          Englewood, Colorado                                 80111
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


         Registrant's telephone number, including area code: (303) 267-5500

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                 Series A Common Stock, par value $1.00 per share

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Tele-Communications International, Inc.'s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether Tele-Communications International, Inc.
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         The aggregate market value of the voting stock held by nonaffiliates of Tele-Communications International, Inc., computed by reference to the last sales price of such stock, as of the close of trading on January 31, 1998, was $341,040,895.

         The number of shares outstanding of Tele-Communications International Inc.'s common stock (net of shares held in treasury) as of January 31, 1998, was

                  Series A Common Stock 103,627,880 shares; and
                    Series B Common Stock - 11,700,000 shares

                     TELE-COMMUNICATIONS IN,ERNATIONAL, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                                                          Page
                                                                                                          ----
                                                              PART I

Item 1.           Business  .........................................................................     I-1

Item 2.           Properties  .......................................................................     I-55

Item 3.           Legal Proceedings  ................................................................     I-55

Item 4.           Submission of Matters to a Vote of Security Holders  ..............................     I-55


                                                              PART II

Item 5.           Market for Registrant's Common Equity and
                     Related Stockholder Matters  ...................................................     II-1

Item 6.           Selected Financial Data  ..........................................................     II-1

Item 7.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations  ...........................................     II-5

Item 8.           Financial Statements and Supplementary Data  ......................................     II-18

Item 9.           Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure  ...........................................     II-18


                                                             PART III

Item 10.          Directors and Executive Officers of the Registrant  ...............................     III-1

Item 11.          Executive Compensation  ...........................................................     III-1

Item 12.          Security Ownership of Certain Beneficial Owners
                     and Management  ................................................................     III-1

Item 13.          Certain Relationships and Related Transactions  ...................................     III-1


                                                              PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K  ...........................................................     IV-1

                                   PART III.

         The information required by Part III (Items 10, 11, 12 and 13) will be filed by amendment no later than April 30, 1998 in accordance with General Instruction G(3) of Form 10-k.




                                     III-1

                                    PART I.
ITEM 1.  Business

         (a)     General Development of Business.

         Tele-Communications International, Inc. (together with its consolidated subsidiaries, "TINTA" or the "Company" unless the context indicates otherwise) provides diversified programming services to and operates multi-channel video and telecommunication distribution networks in selected markets outside the United States (sometimes referred to herein as the "U.S."). The activities of TINTA are concentrated in Europe, Latin America and The Caribbean, and Asia and Australia, with particular focus at present on the United Kingdom (sometimes referred to herein as the "UK"), Argentina and Japan. TINTA has ownership interests in or manages 48 cable and satellite programming services, which at December 31, 1997, were received by subscribers in various countries outside of the U.S. TINTA also has ownership interests in companies operating broadband networks that, at December 31, 1997, provided cable television service to an aggregate of approximately 3.9 million basic subscribers and, primarily in the UK, provided telephone service over approximately 1.2 million telephone lines (a customer may have multiple telephone lines).

         TINTA is a majority-owned subsidiary of Tele-Communications, Inc. ("TCI"). As of December 31, 1997, TCI owned 86.25 million shares of Tele-Communications International, Inc. Series A Common Stock ("TINTA Series A Stock") and all of the outstanding shares of Tele-Communications International, Inc. Series B Common Stock ("TINTA Series B Stock") (collectively, the "TINTA Common Stock"). Such shares represented approximately 85% of the outstanding shares of TINTA Common Stock and, due to TCI's ownership of all of the TINTA Series B Stock (which has greater per share voting rights), approximately 92% of the combined voting power of the outstanding shares of TINTA Common Stock. TCI, through its subsidiaries and affiliates (other than TINTA), is principally engaged in the construction, acquisition, ownership, and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI to issue Tele-Communications, Inc. Series A and Series B TCI Ventures Group common stock ("TCI Ventures Group Stock"), which is intended to reflect the separate performance of the TCI Ventures Group. TCI's 85% equity interest in TINTA has been attributed to the TCI Ventures Group along with substantially all of TCI's non-cable and non-programming domestic assets. In connection with the formation of the TCI Ventures Group, the shares of TINTA common stock held by TCI were transferred to TCI Ventures Group, LLC ("TVG LLC"), a wholly-owned subsidiary of TCI, effective October 1, 1997. On September 10, 1997, TCI consummated an exchange offer (the "Exchange Offer") whereby TCI issued 377,322,600 shares (as adjusted for stock dividend) of Tele- Communications, Inc. Series A TCI Ventures Group Common Stock and 32,532,800 shares (as adjusted for stock dividend) of Tele-Communications, Inc. Series B TCI Ventures Group Common Stock in exchange for 188,661,300 shares of Tele-Communications, Inc. Series A TCI Group Common Stock and 16,266,400 shares of Tele-Communications, Inc. Series B TCI Group Common Stock, respectively.

         As noted above, TINTA has ownership interests in companies that operate in various foreign countries and that prepare their financial statements in the applicable local functional currency. Merely for convenience, the following discussion contains translations of the local functional currency of TINTA's subsidiaries and equity affiliates into U.S. currency at the applicable rate (as published in The Wall Street Journal) in effect on the dates specified herein or, if not so specified, on December 31, 1997. No representation is made that any of such local functional currencies have been, could have been or could be converted into U.S. dollars at such rates. The applicable rates at December 31, 1997 for the UK pound sterling ("L." or "pounds") and the Japanese yen ("Yen") were L.1.651 per $1.00 and Y.
130.022 per $1.00, respectively.  At March 10, 1998, such applicable rates were
L.1.641 per $1.00 and Y. 127,430 per $1.00, respectively.

         Certain statements included in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of TINTA, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multichannel video distribution; general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, rapid technological changes, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; changes in exchange rates; changes in repatriation rights; governmental upheaval; bribery and corruption; loss of control of operations; competitor responses to TINTA's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. TINTA expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in TINTA's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         Effective January 1, 1997, TINTA's three consolidated Puerto Rico entities were merged together into TCI Cablevision of Puerto Rico, Inc. (the "Puerto Rico Subsidiary"). For purposes of this discussion, except to the extent the context otherwise indicates, the term the "Puerto Rico Subsidiary" refers to the three consolidated Puerto Rico entities prior to such merger and the Puerto Rico Subsidiary following such merger.

         On January 27, 1997, TINTA announced that it was instituting a stock repurchase program. Under the stock repurchase program, TINTA may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding TINTA Series A Stock. As of March 1, 1998, TINTA had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million.

         On February 18, 1997, Jupiter Programming Co., Ltd. ("JPC") (a 50%-owned affiliate of TINTA) announced its acquisition of the distribution rights for all of Japan's premier soccer league matches (the "J-League"). These distribution rights, which are exclusive for both cable and direct-to-home ("DTH") satellite distribution during the first year and for cable distribution thereafter, are effective for five years and include coverage of J-League games as well as J-League championship games.

         On February 24, 1997, MultiThematiques, S.A. ("MultiThematiques") (a 33.3%-owned affiliate of TINTA) announced that it had signed an agreement with JPC to create two thematic channels for cable and satellite distribution in Japan. The first channel will be dedicated to European cinema and lifestyle and will serve as a promotional tool for French and European movies and television programs in Japan. The second channel will be a Japanese adaptation of Canal Jimmy, an established channel distributed in France by MultiThematiques.

         In April 1997, Flextech p.l.c. ("Flextech") and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions, as described below. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the redesignation by Flextech of one of TINTA's shares as a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. The weighted voting rights attached to the Special Voting Share will terminate upon the occurrence of the earlier of (i) April 14, 2000, (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group or (iii) TINTA's ownership interest in Flextech falling below 30%.

         In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech in exchange for 34,954,713 new Flextech ordinary shares ("Flextech Ordinary Shares"), valued at L.7.20 ($11.89) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture. Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and has also agreed to make certain funding available to the Second Joint Venture, if required. TINTA has agreed to fulfill Flextech's financial obligations to the Principal Joint Venture in the event of Flextech's default. For a detailed description of the BBC Joint Ventures and such financing arrangements, see "Narrative Description of Business-- EUROPE-- Programming Operations-- Flextech p.l.c.-- The BBC Joint Ventures" and "--Interrelationships with Flextech."

         During 1997, TINTA purchased 748,435 Flextech Ordinary Shares from certain officers of Flextech for a per share price of L.6.225 ($10.29 at the applicable exchange rate) and 800,000 Flextech Ordinary Shares for a per share price of L.6.05 ($9.76 at the applicable exchange rate). As a result of such purchases, TINTA's ownership interest in the issued and outstanding share capital of Flextech increased from 35.9% to 36.8%.

         On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.2 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems ("Caguas") which TINTA did not already own (the "Caguas Acquisition"). In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into a new reducing revolving bank credit facility (the "Puerto Rico Bank Facility") and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness.

         On September 17, 1997, TINTA received a waiver (the "Waiver") under the Investment Company Act of 1940 (the "40 Act") that clarifies the ability of TINTA to conduct its operations without registering as an investment company under the 40 Act. Under the Waiver, in general, TINTA may hold no less than a 10% economic or voting interest in a foreign tele-media venture, provided
TINTA: (i) is or was materially involved in the creation, development or operation of the venture; (ii) provides or provided material managerial, advisory or operational services to the venture; or (iii) provides or provided significant input on material decisions affecting the development or operations of the venture. Under the Waiver, a "foreign tele-media venture" means activities conducted outside of the United States involving communications; media; the creation, storage, and transmission of voice, video, or data; programming, including entertainment, news, information, and home shopping services; print media; broadband and satellite distribution; over the air broadcast; telecommunications; wireline or wireless distribution and telephony; network construction; design, operation, and ownership of related transport construction; and any and all related or similar activities, services, and assets. TINTA may invest in a tele-media venture directly or through partnerships that acquire interests in, and provide active developmental assistance to, foreign tele-media ventures.

         In September 1997, Bresnan International Partners (Poland), L.P. ("BIP Poland") acquired an additional 49% interest in Aster City Cable Sp. z o.o ("Aster City"), a cable operator serving primarily the City of Warsaw, Poland,
for approximately $29 million.   As a result of such acquisition, BIP Poland's
interest in Aster City increased to approximately 98%.

         On September 26, 1997, TINTA sold its indirect 13% interest in Sky Network Television New Zealand, Ltd. ("Sky"), a New Zealand UHF subscription service, to Independent Newspapers Limited ("INL") for cash proceeds of approximately $54 million. TINTA owned its interest in Sky through a 25.5% stake in HKP Partners of New Zealand.

         On October 9, 1997, TINTA sold a portion of its 51% ownership interest in Cablevision S.A. ("Cablevision") to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. ("TISA," together with CEI, the "Cablevision Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision sold 3,541,829 shares of stock to the Cablevision Buyers for $80 million in cash and notes in the aggregate principal amount of $240 million. The notes were paid in full on January 28, 1998. The above transactions (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA will manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and all material corporate transactions of Cablevision require TINTA's approval, so long as TINTA maintains at least a 16% ownership interest in Cablevision. The Cablevision Buyers also purchased an additional 39% interest in Cablevision that TINTA had the right to acquire.

         In October 1997, Cablevision acquired a 50% ownership interest in Fintelco S.A. ("Fintelco"), the owner of Video Cable Communicacion S.A. ("VCC") for a purchase price of $539.3 million (including assumption of debt and seller financing) (the "Fintelco Acquisition"). VCC is one of the largest cable operators in Argentina. VCC's 21 cable systems (the "VCC Systems") operate primarily in the metopolitan Buenos Aires (including the Federal District) and in three regional clusters in and around the cities of Cordoba and Rosario. Also in October 1997, Cablevision purchased a 50% interest in eight cable companies (the "UIH Companies") operated by United International Holdings Argentina S.A. for a purchase price of $107.5 million (including seller financing) (the "UIH Acquisition"). The UIH cable systems operate primarily in the Argentine regions of Bahia Blanca, Santa Fe and Parana. On January 30, 1998, Cablevision acquired all of the Argentine cable systems of Mandeville Argentina, S.A. ("Mandeville") for a purchase price of approximately $535.2 million (the "Mandeville Acquisition"). The systems operated by Mandeville (the "Mandeville Systems") are located principally in the Provinces of Buenos Aires, Santa Fe, Entre Rios, Salta, Misiones and Chaco. As a result of these acquisitions, Cablevision added approximately 850,000 subscribers.

         In October 1997, Fox Sports International (formerly known as "The Sports Venture") distributed (i) its 35% interest in Torneos y Competencias S.A. ("Torneos"), an Argentinian sports programming company, to the Liberty/TINTA LLC ("Liberty/TINTA") and (ii) certain Australian sports rights to News Corporation Limited ("News Corp."). Liberty/TINTA is a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty Media Corporation, a wholly owned subsidiary of TCI ("Liberty"). On October 2, 1997, TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. TINTA now owns a 22.5% beneficial interest in Torneos. See "Narrative Description of Business--LATIN AMERICA AND THE CARIBBEAN--Programming Operations--Fox Sports International and Torneos y Competencias S.A."

         Since December 1997, Torneos has made or entered into agreements to make several acquisitions which, if all are consummated, would significantly expand its business. In December 1997, Torneos acquired a 50.0% and 40.0% interest, respectively, of the capital stock of Television Satelital Codificada S.A. and Tele-Red Imagen S.A., the companies that distribute a significant percentage of its sports programming for an aggregate purchase price of $107.5 million. In December 1997, Torneos also acquired through Prime Argentina S.A. ownership interest in Telearte S.A., the owner and operator of Channel 9 of Buenos Aires, the number three Argentine open air television broadcaster (based on A.C. Nielsen ratings), as well as interests in television programming and distribution businesses and three television broadcasting affiliates of Channel 9 based in the cities of Mar Del Plata, Parana and Resistencia. Torneos paid $49.0 million in cash, and will pay $21.0 million within one year of the purchase and an additional $4.0 million payable in equal monthly installments over the next eight years, for its interest in such companies. On February 25, 1998, the Board of Directors of Torneos voted in favor of acquiring a 10% interest in Editorial Atlantida S.A. ("EASA"). EASA is a leading magazine and book publisher in Argentina that also owns 42.2% of the capital stock of Television Federal S.A. ("Telefe"), the leading Argentine open air television broadcaster (based on A.C. Nielsen ratings). If the EASA transaction closes, Torneos will exchange a 10% equity interest in itself for cash and a 10% interest in EASA. On March 6, 1998, Torneos signed a Memorandum of Understanding ("MOU") to purchase Pramer SRL ("Pramer"), one of Argentina's leading cable programmers. Pramer currently produces and markets 12 cable channels. It also markets Channel 2, (the fourth ranked broadcast television station in Buenos Aires), in the interior of Argentina and abroad. The MOU also provides that Torneos (through Pramer) will acquire a 7.2% interest in a number of companies included in the MultiMedios America group ("MultiMedios America"), an assortment of Argentine media companies which own Channel 2, El Cronista, a financial newspaper, and Radio America, a radio station. Consummation of the acquisition of the interest in EASA and of the transactions contemplated by the MOU are both subject to the negotiation of definitive agreements and other conditions and there can be no assurance that either of such transactions will be consummated. The above described acquisitions should serve to transform Torneos into a full service programming company. Torneos will continue to produce significant amounts of sports programming for Fox Sports International.

         As of December 31, 1997, TINTA sold its 49% interest in Asia Business News (Singapore) Private ("ABN"), a financial business news channel delivered in Asia, in exchange for a subordinated promissory note of ABN in the principal amount of $25.0 million. The note bears interest at 7% per annum accruing from December 31, 1999 and is due December 31, 2012. Until December 31, 2002 neither TINTA nor its controlled affiliates may directly or indirectly engage in the ownership, operation, management or marketing of any business news programming service in Asia (with exceptions for TINTA's interest in JPC and other minority interests). TINTA may enforce certain non-compete covenants with respect to business news programming in Asia so long as the note remains outstanding.

         On January 16, 1998, TINTA sold its 49% interest in TeleCable Nacional, CXA ("TeleCable Nacional"), a cable operator in the Dominican Republic, for $10 million in cash to a company controlled by certain other shareholders of TeleCable Nacional.

         TINTA is currently in discussions to sell its 44% interest in BIP Poland to an affiliate of BCI Poland, Inc. ("BCI Poland"), its partner in BIP Poland, for $39.5 million. TINTA is also in discussions to purchase the remaining 20% interest which it does not own in Bresnan International Partners (Chile), L.P. ("BIP Chile") owned by an affiliate of BCI Poland for $700,000. While there can be no assurance that either transaction will close, TINTA does not intend to consummate one transaction without consummating the other transaction.

         (b)     Financial Information about Industry Segments.

         TINTA, through its subsidiaries and affiliates, is principally engaged in the distribution and production of programming for multi-channel video distribution in various foreign countries (the "programming business") and the operation of multi-channel video and telecommunication distribution networks (the "cable business"). For financial information concerning such business segments, see the footnotes to TINTA's financial statements included in Part II of this report.

         (c)     Narrative Description of Business.

         TINTA, through its subsidiaries and affiliates, is an owner and manager of entities engaged in the distribution and production of programming for multi-channel video distribution and the operation of multi-channel video distribution and telecommunications networks in various foreign markets. The entities in which TINTA has an ownership interest operate in three major geographic regions: Europe; Latin America and The Caribbean; and Asia and Australia. TINTA's goal is to own, acquire and develop localized programming in markets where TINTA can also maintain meaningful ownership interests in distribution assets (using either broadband communications networks or direct-to-home satellite technology) that will guarantee distribution for its programming.

         The following table sets forth as of December 31, 1997, the names of each of TINTA's operating companies, TINTA's direct or indirect equity interest (based generally on the ownership interest in capital stock) in each such operating company and the businesses currently conducted by each such operating company. TINTA's interests in such companies are often held by various holding companies and its voting rights and rights to participate in the earnings of affiliates may differ from the equity interests indicated in the table. For a description of the ownership structures of the significant operating companies, see the applicable discussion under "EUROPE," "LATIN AMERICA AND THE CARIBBEAN," and "ASIA AND AUSTRALIA."

                                                              Company's
                                                                Direct
                                                             or Indirect
Country                 Operating Company                      Interest         Business
-------                 -----------------                    -----------        --------
EUROPE

United Kingdom          Flextech p.l.c.                            36.8%        Programming

                        TCI Music, Inc. (1)                         3.4%        Music Programming

                        Telewest Communications plc                26.6%        Cable/Telephony

France                  MultiThematiques, S.A.                     33.3%        Programming

                        Videopole S.A.                              7.9%        Cable

Israel                  Tevel Israel International
                          Communications Ltd.                      23.3%        Cable/Programming

Ireland                 Princes Holdings Ltd.                      25.0%        Cable/MMDS

Malta                   Melita Cable TV Ltd.                       25.0%        Cable

Poland                  Aster City Cable Sp. zo.o.                 44.0%        Cable

                        Regionale Telewizja                        44.0%        Cable
                          Kablowa Autocom
                          Sp. zo.o.

                        Przedsiebiorstwo Rozwoju                   44.0%        Cable
                          Handlui
                          TeleKomunikacji
                            Sp. zo.o.

                        Katowicka Telewizja                        34.2%        Cable
                          Kablowa S.A.

                        Telefonia Polska Zachod                    28.6%        Telephony
                          Sp. z o.o.

                                                              Company's
                                                                Direct
                                                             or Indirect
Country                 Operating Company                      Interest         Business
-------                 -----------------                    -----------        --------
LATIN AMERICA AND
THE CARIBBEAN

Various Countries       Fox Sports International(2)                25.0%        Programming

                        DTH Ventures(3)                            10.0%        DTH Satellite

Argentina               Cablevision S.A.                           26.2%        Cable

                        Torneos y Competencias S.A.(4)             22.5%        Programming

Chile                   Metropolis-Intercom S.A.                   24.0%        Cable

Dominican Republic      TeleCable Nacional, CXA (5)                49.0%        Cable


Puerto Rico             TCI Cablevision of Puerto                 100.0%        Cable
                          Rico, Inc.

ASIA AND AUSTRALIA

Japan                   Jupiter Programming Co., Ltd.              50.0%        Programming

                        Jupiter Telecommunications Co., Ltd.
                                                                   40.0%        Cable

Australia               The Premium Movie Partnership              16.7%        Programming

                        Australis Media Ltd.                        1.2%        MMDS/DTH
                                                                                Satellite

----------
(1) This interest was previously represented by TINTA's 18% interest in DMX Inc. which merged with TCI Music, Inc. in July 1997.
(2) Represents the joint venture, including a number of partnerships or other entities under common ownership, formed by TINTA, Liberty and News Corp. See discussion under "LATIN AMERICA AND THE CARIBBEAN-- Fox Sports International and Torneos y Competencias S.A."
(3) Represents joint ventures for the development and operation of direct-to-home satellite service in Brazil, Mexico and other Central and South American countries. See discussion under "LATIN AMERICA AND THE CARIBBEAN-- Strategic Ventures."
(4) TINTA has a direct 5% interest in Torneos and a 50% interest in TINTA/LLC which owns a 35% interest in Torneos.
(5) Subsequent to December 31, 1997, on January 16, 1998, TINTA sold its 49.0% interest in TeleCable Nacional. See "General Development of Business."

EUROPE

Programming Operations

         FLEXTECH P.L.C.

         TINTA and its predecessors have been actively involved in the development of cable and satellite programming in the UK since 1988 and TINTA has created an integrated programming enterprise through the operations of Flextech, a 36.8%-owned affiliate (such interest representing 50% of the voting power of Flextech) at December 31, 1997. Through its subsidiaries and affiliates, Flextech creates, packages and markets entertainment and information programming for distribution on cable television and DTH satellite systems throughout the UK and, to a lesser extent, parts of continental Europe. Flextech also owns the interest in terrestrial broadcast networks. By acquiring interests in and establishing alliances among providers of a variety of entertainment programming, Flextech has been able to achieve significant economies of scale and establish itself as a major low-cost provider of television programming. At December 31, 1997, Flextech had interests in 15 cable and satellite channels of which 14 are distributed in the UK market. Flextech's ordinary shares trade on the London Stock Exchange.

         Flextech's management and consultancy services are operated through its subsidiary, Flextech Television Limited ("FTV"). In addition to managing its four wholly owned programming services, FTV currently provides management services to the BBC Joint Ventures and to Discovery Channel Europe, Discovery Home and Leisure (formerly The Learning Channel), The Parliamentary Channel, Playboy TV and HSN Direct International Limited ("HSN Direct") (an indirect 49% interest in The Discovery Channel Europe and Discovery Home & Leisure is owned by a subsidiary of TCI). FTV generally provides programmers with technical assistance and a core management team, whose roles include, among others, the coordination of advertising sales, the negotiation of affiliation agreements, the marketing of the channels to existing and potential subscribers, the coordination of program schedules, the management of the programming budget, and the provision of managerial and technical expertise. For its management and consultancy services, Flextech receives a management fee and, in some cases, a percentage of the programming company's gross revenues. Flextech received a total of L.3.3 million in management fees in 1997 from its two management contracts with third parties unaffiliated with Flextech--Discovery Communications, Inc. and the Parliamentary Channel Limited (the entity which owns Parliamentary Channel). The contract with Discovery Communications, Inc. has a remaining term of 5 years and the contract with Parliamentary Channel Limited must be renewed annually.

         The following table sets forth the name and a description of each programming service in which Flextech had an interest or to which it provided management services as of December 31, 1997:

                                 Flextech
                                 Ownership Interest/
Channel                          Management Services                      Description
-------                          -------------------                      -----------
Bravo                            100%/Management control                  General entertainment targeted to
                                                                          male audiences

TCC                              100%/Management control                  Children's programming, including
                                                                          dramas, comedies, documentaries,
                                                                          teen soaps and animations

Challenge TV                     100%/Management control                  Family entertainment and game shows

Living                           100%/Management control                  Talk shows, game shows, dramas, soap
                                                                          operas, mini-series and music

UK Gold                          68%/Shared management control (1) (2)    General entertainment from BBC and
                                                                          Thames Television archives

HSN Direct                       63%/Management control (3)               Home shopping and infomercials

Playboy TV                       51%/Management control                   Adult entertainment

Sell-A-Vision                    50%/No day-to-day management role(4)     Home shopping and infomercials

UK Arena                         50%/Shared management control (2)        Arts and drama

UK Horizons                      50%/Shared management control (2)        Documentaries, nature and science

UK Style                         50%/Shared management control (2)        Leisure and lifestyle

KinderNet Channel                31%/No day-to-day management role (5)    Children's programming targeted to
                                                                          Dutch audiences

The Discovery Channel            Manages day-to-day operations(6)         Documentaries relating to travel,
  Europe                                                                  adventure, nature, history and
                                                                          technology

Discovery Home & Leisure         Manages day-to-day operations(6)         Documentaries and educational series
  (formerly The Learning
  Channel)

The Parliamentary Channel        Manages day-to-day operations(7)         Live proceedings of British
                                                                          Parliament


----------
 (1) As part of the formation of the BBC Joint Ventures, as described below, in April 1997, Flextech acquired the 75% interest in UKGL (which produces UK Gold) which it did not already own and then contributed 65% of the share capital of UKGL to the Second Joint Venture. Accordingly, Flextech has a direct 35% interest in UKGL and a 50% interest in the Second Joint Venture which owns a 65% interest in UKGL. The Second Joint Venture also has put and call arrangements over the remaining 35% of such share capital owned by Flextech.

 (2) Operated by the BBC Joint Ventures. An affiliate of the BBC is responsible for the scheduling, programming and presentation of the channels, while Flextech is responsible for providing distribution, air-time sales, off-air marketing and management services.

 (3) Flextech owns a 63% interest and TINTA (independent of Flextech) owns a 15.7% interest in HSN Direct. A subsidiary of TCI has an indirect equity interest in USA Networks, Inc. (formerly HSN), another partner in HSN Direct.

 (4) Pursuant to an agreement that expires on January 31, 1999, Flextech provides transponder capacity in exchange for 50% of the defined net profits of Sell-A-Vision.

 (5) Flextech's ownership interest is held through its 33.3% interest in Preview Investments BV ("Preview") which owns 97% of KinderNet Channel. Pursuant to a shareholders agreement with Infinity Investments BV ("Infinity"), the owner of the remaining 66.7% interest in Preview, Flextech has the right to

 (6) A subsidiary of TCI has a 49% interest in Discovery Communications, Inc., the owner of The Discovery Channel Europe and Discovery Home and Leisure.

 (7) TINTA owns an indirect 26.6% interest in Telewest Communications plc, which owns a 16.7% interest in The Parliamentary Channel.

         Other Flextech Interests

         SMG. Flextech holds an 18.7% interest in Scottish Media Group plc ("SMG") (formerly Scottish Television plc), a publicly traded company in the UK. SMG is a holding company of a group of companies which include Scottish Television Ltd. which is the terrestrial channel broadcast licensee for Channel 3 in central Scotland, Grampian Television Limited, the terrestrial channel broadcasting licensee for Channel 3 for northern Scotland, and a newspaper publishing company, Scottish Media Newspapers Ltd. SMG's broadcast signals reach approximately 1.6 million UK homes. Pursuant to the terms of its investment, Flextech is entitled to appoint two directors to SMG's board of directors for so long as it owns more than 15% of SMG's outstanding ordinary shares and TINTA, TCI and/or certain of their affiliates (the "TINTA Group") own at least 25% of the outstanding capital stock of Flextech. Flextech will be entitled to appoint one director to SMG's board if its ownership interest in SMG falls below 15% but exceeds 10%, or if Flextech's ownership exceeds 15% but the TINTA Group's ownership interest in Flextech falls below 25%.

         Flextech's interest in SMG provides it with access to programming through SMG's subsidiary, Scottish Television Enterprises ("STE"), a UK production company. In connection with the acquisition of its interest in SMG, Flextech acquired the license rights to over 125 hours of drama and documentary features from STE's program library. Flextech also entered into a production output agreement with STE under which Flextech has agreed to commission television programs from STE over a two year period, subject to agreement on budgets and other items for each program.

         Maidstone Studios. Flextech owns a 100% interest in Maidstone Studios Limited, a production facilities company which it acquired in April 1996.

         Hallmark Entertainment Licenses. Flextech has acquired distribution and exhibition rights for a variety of programming under license agreements with Hallmark Entertainment, Inc. ("Hallmark Entertainment"), a subsidiary of Hallmark Cards Incorporated. The rights are limited to the UK and certain other European markets and have a term of ten years from the commencement of the license period. Through December 31, 1997, programming with an aggregate contractual value of L.9.5 million ($15.7 million) had been delivered to Flextech under the agreements with Hallmark Entertainment. Hallmark Entertainment has provided Flextech a guarantee that it will recover all L.9.5 million ($15.7 million) from the exploitation of such rights.

         HIT Entertainment plc. In July 1997, Flextech disposed of its 23% interest in HIT Entertainment plc, an independent distributor and packager of television programming worldwide, for proceeds of L.7.5 million.

         Competition

         The business of distributing programming for cable and satellite television is highly competitive. Flextech directly competes with other programming services for distribution on a limited number of television channels and, when distribution is obtained, the programming offered by Flextech competes in varying degrees, for viewers and advertisers with other programming services, as well as with other entertainment media. TINTA believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts. With the advent of new compression technologies, which are intended to increase channel capacity, competition for channel capacity may substantially decrease, although additional competitors may have the opportunity to enter the marketplace. In addition to competition for cable and satellite distributors, viewers and advertisers, Flextech also competes, to varying degrees, for product with other programming companies that distribute similar types of programs.

         Regulation

         The Independent Television Commission ("ITC") regulates programming in the UK through imposing obligations on broadcast licensees with respect to the programming broadcast or broadcasts otherwise provided by them. Broadcast licensees are required to abide by certain codes and directions issued by the ITC from time to time. These codes include the Programme Code, the Code of Advertising Standards and Practice, the Rules on Advertising Breaks and the Code of Programme Sponsorship. The Broadcasting Act of 1996 also restricts the extent to which certain sporting events of national interest (designated by the Secretary of State for National Heritage as "listed events") may be broadcast live on television on an exclusive basis within the United Kingdom.

         The BBC Joint Ventures

         In April 1997, Flextech formed two separate joint ventures with BBC Worldwide and acquired all of the shares of UKGL and UKLL that Flextech did not already own. The Principal Joint Venture will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in the venture. The Principal Joint Venture launched three new theme channels in November 1997 and has committed to the launch of at least one additional channel by September 30, 1998. The Second Joint Venture has acquired 65% of the share capital of UKGL (following Flextech's acquisition of the UKGL share capital, as described below), with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture operates and develops UKGL, and Flextech and BBC Worldwide have a 50% interest in that venture.

         An affiliate of the British Broadcasting Corporation ("BBC") is responsible for the scheduling, programming and presentation of the channels operated by the BBC Joint Ventures, while Flextech is responsible for providing distribution, air-time sales, off-air marketing and management services to the two joint ventures. Program license agreements with the BBC (the "BBC License Agreements") have been entered into by each joint venture, under which they are entitled to acquire licenses to broadcast programs originated by the BBC after their initial airing. For the first five years, BBC programming will be acquired in accordance with a pricing formula based on current market prices, and thereafter pricing will approximate current market prices. Each of the BBC License Agreements has an initial term of 15 years, and will be extended automatically for an additional 15 years, unless both Flextech and the BBC agree not to extend the term. A failure to extend one of the BBC License Agreements after the first 15 year term will result in BBC Worldwide having the right to acquire any channel brands owned by the Principal Joint Venture for fair value. In such circumstances, Flextech may alternatively require that BBC Worldwide purchase its interest in the Principal Joint Venture for fair value. The BBC Joint Ventures will not be limited to BBC programming material.

         Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture and TINTA has undertaken to fulfill Flextech's financial obligations to the Principal Joint Venture in the event of Flextech's default, and has agreed not to compete with the channels of the BBC Joint Ventures, as more fully described below under "--Interrelationships with Flextech."

         Flextech acquired the 75% of UKGL (and L.12.5 million ($20.6 million) of loan stock) and the 68.8% of UKLL (and L.13.7 million ($22.6 million) of loan stock) that it did not already own in exchange for 34,954,713 new Flextech Ordinary Shares. One of the current shareholders of UKLL retained L.5.2 million ($8.6 million) of loan stock, to be repaid in two equal installments. One installment was repaid on December 31, 1997 and the other installment will be repaid on December 31, 1998. Immediately following the issuance of the new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, TINTA's voting power in Flextech would have fallen below 50%; however, upon consummation of the BBC Joint Ventures, one of TINTA's Ordinary Shares was redesignated as a Special Voting Share, which, when combined with TINTA's other share capital in Flextech, will generally permit TINTA to cast a number of votes equal to 50% of all votes attributable to the outstanding share capital of Flextech at any meeting of Flextech stockholders. The weighted voting rights attached to the Special Voting Share will terminate upon the occurrence of the earlier of (i) April 14, 2000, (ii) any transfer of Flextech shares by TINTA outside a specified affiliated group or (iii) TINTA's interest in Flextech falling below 30%.

         In April 1997, Flextech exchanged approximately 40% of the ordinary shares of UKGL for variable rate redeemable unsecured loan stock of the Second Joint Venture and approximately 25% of the UKGL ordinary shares for redeemable preference shares of the Second Joint Venture. Flextech and the Second Joint Venture also entered into call and put option arrangements with respect to the shares of UKGL retained by Flextech (the "Retained Shares"). Under the call arrangement, the Second Joint Venture may acquire the Retained Shares, with the consent of Flextech (which may be withheld in its sole discretion), following the second anniversary of the initial transfer of shares of UKGL by Flextech to the Second Joint Venture (the "Initial Transfer"). The purchase price would be
L.52.5 million ($86.7 million), which may be paid in loan stock of the Second Joint Venture. If the call is not exercised, then under the put arrangement, on or after the fifth anniversary of the Initial Transfer, Flextech may require that the Second Joint Venture acquire the Retained Shares for the greater of
(i) L.66.2 million ($109.3 million) or (ii) the fair value of such shares, which may be paid in loan stock.

         Stockholding in Flextech; Preemptive Rights

         At December 31, 1997, TINTA owned 57,889,032 Flextech Ordinary Shares representing 36.8% of the issued Flextech share capital and, when combined with the Special Voting Share, 50% of the aggregate voting power attributable to such Flextech share capital. TINTA also owned variable rate convertible unsecured loan stock of Flextech ("VRCUL Stock"), but such VRCUL Stock was redeemed by Flextech in November 1997 for L.10.1 million, including accrued interest ($17.0 million at the applicable exchange rate).

         Immediately following the issuance of new Flextech Ordinary Shares to the former shareholders of UKGL and UKLL, TINTA's voting power in Flextech would have fallen below 50%; however, in connection with TINTA's agreement to approve the transactions related to the BBC Joint Ventures, Flextech agreed to redesignate one of TINTA's shares in Flextech as a Special Voting Share, so that TINTA would retain 50% of the voting power of Flextech notwithstanding its reduction in equity.

         Under the City Code on Takeovers and Mergers (the "City Code"), which is designed to ensure fair and equal treatment of all shareholders in relation to takeovers of UK public companies such as Flextech, it must be a condition of any offer for the voting equity share capital which, if accepted in full, would result in the offeror holding shares carrying over 50% of the voting rights of the offeree company, that the offer not become or be declared unconditional as to acceptances until the offeror has acquired or agreed to acquire (pursuant to the offer or otherwise) shares carrying over 50% of the voting rights attributable to both the equity share capital and the equity share capital and non-equity share capital combined. The Special Voting Share does not count as having voting rights for this purpose. Also, the Special Voting Share does not carry any right to vote in respect of certain resolutions proposed at a general meeting of Flextech to approve certain actions which require approval under the City Code during the course of such an offer, or while one might be imminent.

         Except with the approval of the Panel on Takeovers and Mergers (the body responsible for the administration of the City Code), any person who holds not less than 30%, but not more than 50%, of the voting rights of a company which is subject to the City Code (or persons acting in concert with that person) may not in any period of 12 months acquire additional shares carrying more than 1% of the voting rights of that company without extending offers to acquire additional shares to all holders of equity share capital in the company in which such person (or persons acting in concert with him) holds shares. The Special Voting Share will not be taken into account in determining TINTA's percentage voting rights of Flextech for this purpose.

         Certain Agreements

         Tag-Along Right. In June 1995, Flextech issued Flextech Ordinary Shares and Flextech Non-Preference Shares to U S WEST (UK), a subsidiary of U S WEST, Inc. ("U S West") (the "U S WEST Subscription"). As discussed below, the Flextech Non-Preference Shares have been converted into Flextech Ordinary Shares in connection with the closing of the BBC Joint Ventures and the issuance to TINTA of the Special Voting Share. In connection with the U S WEST Subscription, TINTA entered into an agreement with U S WEST (UK) which provides for, among other things, the pro rata right of U S WEST (UK) to participate in any sale by TINTA of 10% or more of its then existing shareholdings in Flextech, at the same per share price as that being received by TINTA.

         Certain Purchase Rights. If at any time (i) the aggregate of the amount of Flextech securities held by TINTA and acquired by U S WEST in the U S WEST Subscription exceeds 75% of Flextech's issued and outstanding share capital, or (ii) subject to certain exceptions, the Flextech Ordinary Shares cease to be listed on the Official List of the London Stock Exchange as a result of the exercise by TINTA of any of its rights as a Flextech shareholder, TINTA shall be obligated to offer to purchase from U S WEST (UK) any Flextech Ordinary Shares held by it which were originally subscribed for under the U S WEST Subscription. The offer price for such shares in each of the foregoing circumstances shall be the higher of the then current market price for the Flextech Ordinary Shares or the highest price paid to any third party by TINTA for any Flextech Ordinary Shares during the preceding twelve month period. In the event TINTA is required to purchase any Flextech Ordinary Shares, as described above, it may elect, subject to certain limited exceptions, to pay the purchase price thereof in cash or in shares of TINTA Series A Stock, or in certain securities of TCI.

         Similar tag-along rights and purchase rights had been granted to Hallmark Entertainment and International Family Entertainment, Inc. ("IFE") in connection with certain issuances of Flextech shares to such parties, but both Hallmark Entertainment and IFE have sold their shares of Flextech, and, accordingly, such rights have terminated.

         In connection with the closing of the BBC Joint Ventures and the issuance to TINTA of the Special Voting Share, all of U S West (UK)'s Flextech Non-Preference Shares were converted into Flextech Ordinary Shares, thereby eliminating certain rights of U S West (UK) to require TINTA to purchase such Flextech Non-Preference Shares.

         Interrelationships with Flextech

         Board Representation. TINTA currently has three appointees on Flextech's 15-member board of directors. To ensure that TINTA continues to have appropriate representation on Flextech's board of directors, upon Flextech's acquisition of the interests in UKGL and UKLL that it did not already own, the formation of the BBC Joint Ventures and designation of the Special Voting Share, the Articles of Association of Flextech were amended to provide that (i) for so long as TINTA owns greater than 50% of the outstanding ordinary share capital of Flextech (or owns the Special Voting Share), (x) TINTA will continue to have the right to have three appointees on the Flextech board of directors and (y) no resolution of Flextech's board of directors which appoints a managing director, chief executive, or director of finance or similar position may be validly passed without the approval of at least one of the directors appointed by TINTA and (ii) TINTA will have the right to appoint two directors for so long as it owns between 25% and 50% and one director for so long as it owns between 5% and 25%, of the outstanding ordinary share capital of Flextech. The directors appointed by TINTA are not allowed, by Flextech's Articles of Association and the Listing Rules of the London Stock Exchange, to constitute a majority of the members of Flextech's board of directors. In connection with the formation of the BBC Joint Ventures, the Articles of Association of Flextech were further amended to provide that (a) so long as Cox Communications, Inc. ("Cox") or its respective affiliates hold 5% or more of the equity share capital of Flextech, Cox will have the right to appoint one director of Flextech and (b) Thames Television Limited ("Thames") will have the right to appoint one director of Flextech so long as: Thames does not sell any of the shares issued to it upon consummation of the BBC Joint Ventures or (ii) if it makes such a disposal, Thames continues to hold at least as many shares in Flextech as entitle any other shareholder to appoint a director. Thames has sold a portion of its shares such that it does not have a right to elect a director.

         In connection with the U S WEST Subscription, Flextech's Articles of Association were amended to provide U S WEST with the right to appoint one director of Flextech for so long as it or its respective affiliates hold 5% or more of the outstanding share capital of Flextech.

         Financial Support of BBC Joint Ventures Financing. Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. In addition to Flextech's April 1997 purchase of L.22 million ($36.3 million) of ordinary shares in the Principal Joint Venture, Flextech's funding obligations to the Principal Joint Venture consist of a primary credit facility of L.88 million ($145.3 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($49.5 million). Borrowings under the primary and standby credit facility will be represented by shares of loan stock of the Principal Joint Venture, bearing interest at 2% above LIBOR, which interest would be capitalized quarterly. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($16.5 million). To support its funding obligations, Flextech has obtained a revolving credit facility (the "Flextech Revolving Credit Facility") with current borrowing availability of up to L.85 million ($140.3 million), with a term of up to five years. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").
Flextech pays commitment and standby fees to TINTA for its undertaking under the Standby Commitment.

         If BBC Worldwide requires TINTA to perform Flextech's funding obligations pursuant to the Standby Commitment, then TINTA will automatically acquire Flextech's entire equity interest in the Principal Joint Venture for L.1.00, and TINTA's loans will become senior to any loans of Flextech to the Principal Joint Venture (except to the extent such subordination would adversely affect Flextech's ability to repay amounts borrowed under the Flextech Revolving Credit Facility). Further, TINTA will be entitled to replace Flextech's directors on the board of the Principal Joint Venture with representatives of TINTA. If Flextech repays to TINTA all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after TINTA first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for L.1.00. TINTA may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

         So long as TINTA is contingently obligated under the Standby Commitment, Flextech has agreed with TINTA that (i) Flextech will not sell any of its direct or indirect interests in the Principal Joint Venture, (ii) Flextech will not conduct its business in such a way as is likely to cause it to be in material breach of any material contracts or to have insufficient working capital to meet its funding obligations to the Principal Joint Venture, and (iii) Flextech will use its available resources to subscribe for any outstanding loan stock of the Principal Joint Venture, if and to the extent required by TINTA at any time after December 31, 2011.

         Non-Compete. TINTA has undertaken to Flextech, BBC Worldwide and the BBC Joint Ventures that neither it, nor any company that it controls, will own more than a 20% equity interest in any entity that competes with any of the channels operated by the Principal Joint Venture ("Competing Channels"). For this purpose and under certain circumstances, TINTA's interest in an entity is to be aggregated with that of TCI and any company that TCI controls. This non-compete may be terminated at such time as (i) TINTA no longer owns more than 10% of the ordinary shares of Flextech and (ii) TINTA is no longer obligated pursuant to the Standby Commitment (the "Termination Date"). In addition, TCI has undertaken to Flextech that neither it nor companies TCI controls will acquire a 20% or greater voting interest in any Competing Channels without Flextech's prior consent. This non-compete terminates on the earlier of the Termination Date or March 31, 2007.

         Right of First Refusal. TINTA's Flextech interest is held through its wholly-owned subsidiary, United Artists European Holdings Limited ("UAEH"). UAEH has agreed that so long as it beneficially owns 30% or more of the outstanding voting stock of Flextech, Flextech will have a right of first refusal with respect to all offers made to UAEH relating to English language cable and satellite programming in Europe. The right of first refusal is subject to the consent of the supplier of any such programming offered to UAEH and of any other parties that may have interests therein, and to Flextech being able to fund the purchase of such programming out of its own resources.

         MULTITHEMATIQUES S.A.

         On December 13, 1995, TINTA invested in MultiThematiques, a newly formed French programming company, with two French media companies, Canal + S.A. ("Canal +") and Havas Images ("Havas") (formerly Generale d'Images S.A.). MultiThematiques was formed to create and develop thematic programming for French and other continental European audiences. MultiThematiques provides multi-channel programming to cable television and DTH satellite providers in continental Europe. As of December 31, 1997, MultiThematiques offered sixteen programming services which are distributed throughout France (five channels), Spain (two channels), Germany (three channels), Italy (five channels) and Poland (one channel) by cable television operators and DTH satellite providers. MultiThematiques has also secured carriage on DTH satellite platforms in Scandinavia. TINTA expects that programming developed by MultiThematiques may be used to support TINTA's distribution interests in other regions, particularly Japan and Latin America. MultiThematiques has signed an agreement with JPC to create two thematic channels for satellite and cable distribution in Japan. See "General Development of Business."

         Canal + and Havas contributed to MultiThematiques their combined equity interests in four French thematic channels and Canal + also contributed its equity interest in a classic movie channel distributed in Spain. In addition to TINTA's initial investment of 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate), TINTA also contributed to MultiThematiques FF 105.0 million ($20.4 million at the applicable exchange rate), FF 100.0 million ($19.5 million at the applicable exchange rate) and FF
164.0 million ($30.3 million at the applicable exchange rate), on December 13, 1996, February 13, 1997, and December 12, 1997, respectively. TINTA expects to contribute an additional FF 117.0 million in 1998. TINTA's cash contributions have been used by MultiThematiques to (i) support the operations of its existing programming services and to expand their distribution to new European markets, (ii) launch additional thematic channels in Europe, (iii) adapt selected programming formats for use in other markets in which TINTA has interests in distribution systems, and (iv) support the costs of transferring its channels to a digital format capable of being delivered by DTH services. Each of TINTA, Canal + and Havas own a one-third interest in MultiThematiques.

         The following table sets forth the name and a description of each programming service in which MultiThematiques had an interest as of December 31, 1997:

                                       MultiThematiques
                                       Ownership Interest/
 Channel               Country         Management Services                   Description
 -------               -------         -------------------                   -----------
 Planete               France          70%/Management control                Documentary channel.
                       Poland          70%/Management control
                       Germany         100%/Management control
                       Italy           100%/Management control

 Canal Jimmy           France          85%/Management control                Lifestyle and entertainment channel
                       Italy           100%/Management control               targeted at young male audiences.

 Cine Cinemas          France          60%/Management control                Channel featuring recent movies.
                       Italy           100%/Management control

 Cine Cinefil          France          60%/Management control                French channel featuring classic
                                                                             movies.

 Cine Classics         Spain           50%/Management control                Channel featuring classic movies.
                       Germany         100%/Management control
                       Italy           100%/Management control

 Seasons               France          100%/Management control               Channel featuring hunting, fishing
                       Spain           100%/Management control               and similar pursuits.
                       Germany         100%/Management control
                       Italy           100%/Management control

         Each of TINTA, Canal + and Havas has equal representation on MultiThematiques' board of directors. Each partner has the right to designate the chairman of MultiThematiques for a two-year term every six years (in successive order). Each of TINTA, Canal + and Havas, for so long as its respective ownership interest in MultiThematiques equals or exceeds 25%, has the right to veto certain specified corporate actions including the adoption of a budget.

         Each of TINTA, Canal + and Havas has agreed not to dispose of any shares in MultiThematiques prior to November 21, 1999. Thereafter, each shareholder may sell all (but not less than all) of its shares to a third party subject to a pro rata right of first refusal by the non-selling shareholders. In the event that any two shareholders propose to sell their shares of MultiThematiques or jointly receive an offer to purchase such shares, the other shareholder shall have the right to participate in such sale by selling its shares to the prospective buyer on the same terms.

         In connection with the formation of MultiThematiques, Com Dev Images, S.A. ("Com Dev"), a minority shareholder in Planete and Cine Cinemas, was granted certain rights with respect to future transactions involving MultiThematiques. Specifically, in the event of a public offering of shares of MultiThematiques occurring prior to December 13, 2003, Com Dev shall have the right to exchange its shares in Planete and Cine Cinemas prior to the public offering for shares of MultiThematiques at an agreed upon exchange rate.

Cable Television and Telephony Operations

         TELEWEST COMMUNICATIONS PLC

         TINTA indirectly owns 132,638,250 non-voting convertible preference shares and 246,111,750 ordinary shares of Telewest Communications plc ("Telewest") representing 26.6% of the aggregate convertible preference and ordinary share capital of Telewest. Telewest is one of the largest cable operators in the United Kingdom, as measured by franchise homes. At December 31, 1997, Telewest provided cable television and cable telephony services to 28 owned and operated franchises ("Owned and Operated Franchises") in the United Kingdom. Telewest provides cable television services over a broadband (i.e., high capacity) network and uses such network, together with twisted-pair copper wire connection for final delivery to the customer premises, to provide telephony services to its customers. The broadband network enables Telewest to deliver a wide variety of both television and telephony services to its customers and will enable Telewest to provide customers with a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. Telewest currently provides analog services over its network and expects to begin introducing digital services over the network by the end of 1998. Such digital services may include pay-per-view programming, near-video on demand, cable television Internet access, electronic mail, home shopping and banking. Telewest has also been awarded an out of area national telecommunications license and an international facilities license under the U.K. Telecommunications Act 1984, which will enable Telewest to interconnect directly with international public telephone operators and reduce the cost of international carriage.

         At December 31, 1997, Telewest also had minority equity interests in three UK cable operators, which owned and operated at that date seven additional cable franchises (the "Telewest Affiliated Franchises"). The three UK cable operators in which Telewest has a minority interest include Birmingham Cable Limited (27.5% equity interest), Cable London (50% equity interest), and Cable Corporation (16.5% equity interest). Comcast U.K. Cable Partners Limited ("Comcast") also owns a 27.4% equity interest in Birmingham Cable Limited and a 50% equity interest in Cable London. On February 5, 1998, Comcast announced its intention to merge with NTC Incorporated ("NTC"). Under certain agreements between Telewest and Comcast, Telewest has rights to acquire Comcast's interest in both Cable London and Birmingham Cable Limited which are triggered as a result of Comcast's merger with NTC. Telewest has informed Comcast that it intends to exercise its rights to acquire these interests.

         Telewest believes that its franchises (including the Telewest Affiliated Franchises) contained a total of approximately 5.2 million homes (4.4 million on an equity basis) and approximately 344,000 businesses (290,000 on an equity basis) and included approximately 25.7% of the UK homes in areas covered by licenses at December 31, 1997. "On an equity basis" means the total number of subscribers or customers served multiplied by Telewest's indirect percentage equity interest in the franchise. According to Telewest, more than 50% of its customers subscribe for both cable television and cable telephony services. As of December 31, 1997, Telewest was offering home access to the Internet in all of the Owned and Operated Franchises and all of the Telewest Affiliated Franchises.

         The following table presents certain information concerning the Telewest owned and operated franchises and the Telewest Affiliated Franchises at and for the year ended December 31, 1997.

                                    Telewest
                                    owned and        Telewest
                                    operated        Affiliated
                                   franchises      Franchises(1)        Total
                                   ----------      -------------      ---------
Franchise homes                     3,962,004            400,504      4,362,508
Franchise businesses                  260,514             28,968        289,482
Cable television
  Homes passed                      2,970,168            347,563      3,317,731
  Basic subscribers                   605,988             81,364        687,352
  Basic penetration rate                 22.0%              24.2%          20.7%
  Average churn rate (2)                 34.0%                37%            --
  Average monthly revenue per
    subscriber(3)                  $    14.17      $       12.88             --
Residential telephony
  Homes passed                      2,791,684            299,603      3,139,597
  Residential customers               810,358             48,250        894,682
  Penetration rate                       29.7%              25.0%            --
  Residential lines connected         836,168             86,372        922,540
  Average churn rate (2)                 20.0%              29.9%            --
  Average monthly revenue per
    line (4)                       $    11.62      $       15.06             --
Business telephony
  Business customers                   25,475              8,796         34,271
  Business lines connected            100,989             56,322        157,311
  Average churn rate (2)                 15.0%              23.1%            --
  Average number of lines per
    customer (5)                          4.0                6.4             --
  Average monthly revenue
    per line (6)                   $    45.10      $       43.13             --



----------
 (1)     Information presented reflects Telewest's equity interest.

 (2) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1997, divided by the average number of basic subscribers during such period.

 (3) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period.

 (4) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per residential line for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total residential cable telephony revenue for such period, divided by (ii) the average number of residential cable telephony lines during such period.

 (5) Represents average number of business lines per customer at December 31, 1997. Such amounts are calculated as (i) the average number of business cable telephony lines at such date, divided by (ii) the average number of business cable telephony customers at such date.

 (6) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per business line for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total business cable telephony revenue for such period, divided by (ii) the average number of business cable telephony lines during such period.

         The UK is one of only a few countries that allow cable operators to provide both television and telephony services directly to subscribers over a single network on a commercial basis. By allowing cable operators to offer both television and telephony service, such companies are able to spread the costs of their networks over two revenue sources as well as take advantage of various efficiencies such as cross marketing. In addition, integrated cable/telephony operators are permitted to install their own telephone switches, which permit them in certain cases to minimize fees otherwise charged by public telephone companies and to offer a variety of value-added services without relying on public telephone operators for implementation.

         Current UK regulatory policy is designed to promote competition in the provision of domestic telecommunications and the development and construction of franchised cable/telephony networks. These policies include the granting of exclusive cable television franchises and limitations on the right of British Telecommunications plc ("BT") and Mercury Communications Limited ("Mercury") to use their existing telephone networks to compete with the provision of entertainment services by cable television operators. In general, the licenses held by BT, Mercury and similar public telephone operators ("PTOs") do not permit them to convey broadcast services to households over their existing systems without holding a cable television license. The UK government's published policy, as stated in the Duopoly Review in 1991, is that the removal of this restriction will not be reviewed until later in 1998 (the relevant regulatory body has not specified an exact deadline for an announcement). The ITC has stated, however, that BT and other PTOs may offer video-on-demand services pursuant to their existing licenses. See "UK Regulation" below. BT has recently announced that it does not currently intend to deliver video-on-demand or other entertainment services via its network.

         UK consumers presently have access to only five terrestrial broadcast networks; however digital terrestrial television is expected to commence transmission in late 1998 and will add up to 36 additional terrestrial channels. The growth of multi-channel television in the UK was triggered by the emergence in 1989 of the DTH satellite service of British Sky Broadcasting Group plc ("BSkyB"). The UK cable industry evolved more slowly due largely to various regulatory uncertainties that existed prior to 1991 and the inherent slow rate of mandatory underground construction of broadband cable infrastructure.

         Telewest Services

         Telewest currently offers more than 40 channels to its cable customers as part of its basic service and 14 channels as part of its premium service offering (including bonus channels provided in connection with the subscription for certain premium channels). Telewest obtains its programming from a variety of sources, including BSkyB, terrestrial broadcasters and other programming suppliers. Telewest intends to introduce digital technology in one franchise area by the end of 1998. Digital technology allows operators to provide more channels (through digital compression of analog signals), and higher quality pictures and sounds. Through the introduction of digital technology, Telewest expects to be able to offer customers up to 240 programming channels, which will enable Telewest to provide services such as near video on demand and digital pay per view. It will also enable Telewest to use its broadband network to provide additional services such as cable television Internet access, electronic mail, home shopping and banking.

         Telewest seeks to offer residential and business telephony customers reliable and high-quality telephony services over its broadband network at competitive prices. Telewest offers its residential customers local, long distance and international cable telephony service as well as a broad range of additional services, including call waiting, call forwarding and three-way calling. Telewest's business services include high-capacity private lines to carry voice and data between two or more locations within a franchise area (which service is being expanded to serve two or more locations in different franchise areas through the use of Telewest's interfranchise network), a "CENTREX" switching service and, in certain franchise areas, Integrated Services Digital Network ("ISDN") telephony service. Telewest anticipates rolling-out the ISDN telephony service over time to the other franchise areas.

         Telewest currently provides three Internet access services: dial-up services primarily for residential customers, leased lines for business customers and network access for wholesale customers. Telewest also intends to offer high speed Internet access to business customers using ISDN lines. Telewest has completed a technical trial of high speed Internet access using cable modems and intends to develop this opportunity further in 1998 as international standards develop.

         Pricing

         Telewest currently charges either L.17.99 (if the customer elects the direct debit payment option) or L.18.99 per month for its standard basic cable television-only service (generally 52 channels and one converter box which provides cable service to one television). Premium services are priced between
L.4.00 per channel per month and L.9.00 per channel per month, depending on the channels selected. Additional converter boxes are available to subscribers for a monthly charge of L.4.49 per additional box.

         Telewest currently seeks to provide its telephony customers with savings on the cost of telephone calls compared to BT. The monthly line charge for residential customers subscribing for the telephony-only service is L.7.89 per line, providing a savings of L.1.00 per month over BT's equivalent charge. The monthly charges for special services such as call waiting or call diversion vary between L.1.00 and L.2.00 per service. Telewest's line charges for business customers also are competitive with those of BT, Mercury and other suppliers.

         In September 1996, Telewest began offering combined pricing packages under the brand name Teleplus to better encourage residential customers to subscribe to both television and telephony services. In February 1998, Telewest introduced the "Millennium" pricing packages for customers subscribing to both services which vary between L.12.99 and L.21.99 per month (excluding premium channels), depending on the Millennium package chosen. The packages provide different combinations of basic telephony and television service together with premium channels and free local calls to other customers within Telewest's franchise areas.

         Construction

         Construction of broadband cable networks has commenced in all of the Owned and Operated Franchises and all of the Telewest Affiliated Franchises.
As of December 31, 1997, Telewest had completed construction of networks which "passed" (i.e., could be connected to) approximately 75% of the homes in the Owned and Operated Franchises and invested approximately L.1,973 million toward the construction of such networks (including the costs of cable, ducting, network electronic equipment and subscriber connections). As of December 31, 1997, construction had been completed in 89.5% of the homes in the Telewest Affiliated Franchises. In addition to the construction of a hybrid fiber coaxial ("HFC") cable network in each of its franchises, Telewest is developing a broadband interfranchise network to carryvoice, data and video traffic between its franchises which is expected to reduce interfranchise connection charges. As of December 31, 1997, the interfranchise network was operational with full completion expected by the middle of 1998.

         Over the past few years, Telewest has devoted substantial resources to rapidly constructing its network in accordance with the license construction milestones, while also actively developing and marketing various cable telephony, television and Internet products and servicing its customers. During 1997, Telewest decided to significantly reduce the pace of its network construction and increase its focus on developing and marketing attractive product offerings and enhancing customer service.

         Telewest reduced the pace of its network construction from passing (on average) approximately 35,000 new homes per month in 1997 to passing approximately 5,000 new homes per month in 1998. In addition, to improve operating and management efficiencies, during 1997 Telewest streamlined its franchise operations by consolidating the management of its franchises into four regional franchise areas, rather than the previous seven. In connection with the consolidation of franchise management and other initiatives to improve operating efficiencies in the second half of 1997 Telewest announced and implemented a 25% reduction in the size of its work force. Although no assurance can be given, the reduction in the pace of network construction is expected to significantly reduce Telewest's capital expenditures, and the reduction of the work force and the introduction of various operating efficiencies are expected to result in significant ongoing operating cost reductions.

         Government-issued Telecommunications Licenses authorize cable operators to install and operate the physical network used to provide cable television and telecommunications services. Each Telecommunications License prescribes build obligations ("milestones") that require the licensee to construct its network to pass a specified number of premises (which are defined for purposes of Telecommunications Licenses as homes or businesses passed for cable television service) by certain dates. If such milestones are not met, Telewest may be subject to enforcement action from regulatory authorities which, if not complied with, could result in revocation of Telewest's telecommunications licenses. Although Telewest from time to time has not met certain milestones, it has sought and received appropriate milestone modifications from the Director General of Telecommunications (the "Director General") and is currently in the final stages of discussions with the Office of Telecommunications ("OFTEL") regarding substantial modification of milestone obligations. Telewest believes that in view of the substantial portions of its networks constructed to date, and the fact that Telewest proposes to meet OFTEL criteria, Telewest will be able to obtain the necessary modifications to its obligations, although there can be no assurance it will be successful in so doing.

         Other Telewest Interests

         In October 1997 Telewest announced the formation with three other cable operators of a consortium, Front Row Limited, to launch and operate an industry premium movie service on a pay per view basis. Content supply agreements have been signed with three major Hollywood studios and others are in negotiation.

         Competition

         The current regulatory policy of the ITC is to grant only one broadband cable license within a franchise area. Accordingly, Telewest does not compete for subscribers with other cable operators within its franchises. Telewest does, however, compete with other providers of video entertainment, including terrestrial broadcast stations, DTH satellite services, Satellite Master Antenna Television ("SMATV") operators and video cassette rental stores. In the future, UK cable operators may face competition from near video-on-demand, video-on-demand and other entertainment services that may be provided by PTOs. Telewest also competes with other companies (which may include PTOs and other cable operators) for the award of new franchises, the purchase of existing franchises and new sources of capital.

         The most significant competition for cable operators in the UK multi-channel television market currently comes from providers of DTH satellite television services and, in particular, BSkyB. DTH satellite services are widely available in the UK. Although TINTA believes that DTH satellite services will continue to compete with Telewest in the future, management believes that cable television has a number of competitive advantages over DTH satellite systems. These advantages include the following: (a) DTH satellite service generally involves up-front and ongoing servicing costs (particularly for those customers who purchase, as opposed to rent, their satellite dishes) which are substantially greater than the up-front and ongoing servicing costs for cable television; (b) installation of satellite dishes often requires compliance with zoning ordinances and must be placed with a "line-of-sight" orientation toward the transmitting satellite, which can limit or preclude placement in urban areas; (c) DTH satellite television generally does not provide local oriented programming or advertising; and (d) cable offers a sophisticated two way physical link, and in the future will offer interactive and integrated entertainment, telecommunications and information services in addition to television programming. Telewest believes that the principal competitive advantage of DTH satellite service is the generally lower monthly service charges for basic services and premium services than comparable services provided by cable operators.

         BSkyB has indicated that it intends to launch a digital service in late 1998 which may provide up to 200 channels including multiplexed movies, interactive services such as home shopping, home banking and pay-per-view sports and movies. As discussed above, Telewest intends to launch a digital service in one franchise in 1998, although there can be no assurance that this will be achieved and a delay may have a negative impact on Telewest's offering if it is launched after the satellite digital offering.

         Currently, terrestrial broadcast stations only provide five analog channels, but in 1997, the UK government designated six multiplexes of radio spectrum for the broadcasting of digital terrestrial television in the UK. Two of the six multiplexes were awarded to existing analog terrestrial broadcasters: the BBC was awarded one, and ITV, Channel 4 and Teletext Limited were awarded the second. One of the remaining four multiplexes was awarded to S4C Digital Networks Limited and the other three were awarded to British Digital Broadcasting Limited. The ITC licenses the operation of five out of the six multiplexes; the BBC's multiplex is not licensed or regulated by the ITC. In order to subscribe to the digital terrestrial channels, subscribers will have to purchase a digital set top box. The mulitplex operators are expected to launch up to an additional 36 channels in late 1998. TINTA cannot currently predict the competitive effect of these new channels, although TINTA believes that the limited capacity and the need to purchase set top boxes may limit the potential competitive effect.

         BT is the largest provider of business and residential telephony services in the UK. With its fully built national network, extensive experience in the marketing and operation of telecommunications services and considerable financial resources, BT represents the greatest source of competition for Telewest's UK telephony operations. In addition to BT, Telewest competes with Mercury and other companies that have been granted telecommunications licenses, including Energis Communications Limited, Cable and Wireless Communications plc and Ionica plc. TINTA believes Telewest has been able to compete in the UK telephony market thus far primarily because it has priced its cable telephony call charges below those of BT. BT's ability to respond to such price competition has been restricted by its license obligation not to show undue preference to or unduly discriminate against different classes of customers and to offer uniform rates nationally. There can be no assurance that Telewest will be able to continue to price its telephony services below those charged by BT or its other telephony competitors, or that future price reductions will not adversely impact the profitability of Telewest's telephony operations. TINTA believes Telewest has been able to attract telephony customers in the UK partly because of Telewest's advanced network, which allows it to offer a variety of special services (such as call waiting and call forwarding) to business and residential customers at attractive rates. In addition, as of December 31, 1997, Telewest had introduced number portability in all of its franchises.

         Regulation

         General

         The operation of cable/telephony systems in the UK requires two principal licenses: (i) a cable television license which permits the holder to provide cable television services to a specific franchise area and (ii) a telecommunications license which allows the holder to construct and operate the physical network necessary to provide cable television and telephony services. The ITC was established under the Broadcasting Act 1990 (the "1990 Act") as the governmental body responsible for issuing and enforcing cable television licenses, satellite television service licenses and all other commercial broadcast licenses. Under the Broadcasting Act 1996, the ITC is responsible for licensing and regulating digital terrestrial television program services, other digital terrestrial services (such as interactive services and text services) and the digital terrestrial multiplexes (except the multiplex awarded to the BBC). Telecommunications licenses are issued by the Department of Trade and Industry ("DTI") and enforced by OFTEL. In addition, cable/telephony operators may also be required to secure other licenses, including those relating to the use of wireless telegraphy apparatus.

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

         The operator of a cable television franchise which covers more than 1,000 premises must hold a cable television license in the form of either (i) a prescribed diffusion service license ("PDSL") issued under the predecessor to the 1990 Act, or (ii) a local delivery service license ("LDSL") issued by the ITC under the 1990 Act. LDSLs are awarded under a competitive bidding system whereby the license is awarded to the highest cash bidder unless the ITC determines that "exceptional circumstances" (primarily geographic coverage) exist which require the license to be awarded to another party. The amount of the bid is payable over the 15-year term of the license. In addition, the licensee must pay a fixed percentage of "qualifying revenue" to the ITC in each year of the term of the license. The percentage of qualifying revenue is set by the ITC and is likely to vary from franchise to franchise. Under a PDSL, the annual fee payable by the licensee is intended only to cover the ITC's administration costs.

         License Period and Renewal. LDSLs are issued for a period of 15 years and are renewable upon application to the ITC for further periods of 15 years. PDSLs were granted for a period of 15 years. An operator holding a PDSL can apply to the ITC for an 8-year extension of the PDSL provided that the operator holds a 23-year telecommunications license. Upon the expiration of the extended PDSL, the operator will be required to apply for a new LDSL for the franchise under the competitive bidding procedures required for the issuance of LDSLs. If the operator elects not to extend the PDSL, it may apply to the ITC (no earlier than 5 years prior to the expiration of the PDSL) to convert the PDSL into a 15-year LDSL. Telewest's cable licenses have remaining terms of approximately 2 to 14 years.

         Restrictions on Ownership. Certain ownership restrictions in respect of cable television licenses are set out in the 1990 Act. The ITC is required to ensure that such licenses are not held by "disqualified" persons, which are defined to include persons whose objectives are wholly or mainly political or religious. There are also certain cross- media ownership restrictions in the 1996 Broadcasting Act (the "1996 Act") designed to prevent the accumulation of interests in persons involved in other media (including local and national newspapers) operating substantially in the same franchise area.

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

         License Period. Licenses are awarded by the Secretary of State for Trade and Industry and are either for a period of 15 or 23 years, depending upon the technical nature of the cable operator's system. Telewest's telecommunications licenses will expire at various times between 2008 and 2017.

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

         Build Schedule. Each telecommunications license prescribes build milestones which require the licensee to construct its network according to a set timetable. The milestones may be modified in the same way as any other license condition, except that public consultation is required if a request is sought to modify the final milestone. Failure to meet the milestones will entitle the Director General to take action which could result in revocation of the telecommunications license. As described previously, Telewest is currently renegotiating its milestone obligations with both OFTEL and the ITC. Telewest believes that it will be able to obtain the necessary modifications to its obligations, although there can be no assurance it will be successful in so doing.

         Interconnection. Any cable operator providing telephony services will need to interconnect its system with that of a PTO, international telephone company or other telephone company, as the case may be, for calls that do not originate and terminate on the cable operator's network. All PTO licenses contain provisions obligating the PTO to enter into interconnection agreements with other PTOs, including cable operators, if requested to do so by the party seeking interconnection. If the parties are unable to reach agreement as to the financial terms of the interconnection agreement, then either party may seek a determination of those terms from the Director General. Where there is interconnection with BT, specific regulations apply and interconnection is in accordance with the terms of a standard form interconnection agreement. BT's interconnection charges payable by the interconnecting operators are regulated by OFTEL under a cost-based regulatory regime.

         In 1997, Telewest began development of a broadband interfranchise network to carry voice, data and video traffic between the franchises which is expected to reduce interfranchise connection charges. This network is currently operational and is scheduled to be completed by mid-1998.

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

         Restrictions on PTOs. The existing telecommunications licenses of PTOs (other than cable operators) contain a prohibition on the licensee conveying entertainment services in its own right over its existing national telephone networks. The UK Government has stated in its Duopoly Review that it will not review whether this restriction should be removed until later in 1998 (and only then if recommended to do so by OFTEL), and that it would not allow PTOs (other than cable operators) to provide entertainment services over their existing national networks until 2001. The relevant regulatory body has not specified an exact deadline for an announcement. The ITC has confirmed that, in its view, BT and other national PTOs are not prevented by the restriction in their existing telecommunications licenses from providing video-on-demand services over their networks.

         Restrictions on Price. Cable television and cable telephony services are not currently subject to specific government price control in the United Kingdom. However, BT, the largest provider of business and residential telephony services in the UK, is subject to certain price controls. Because Telewest seeks to compete with BT by pricing its services below BT's, Telewest's prices are affected by such price controls as well.

         Stockholding in Telewest; Anti-Dilution Rights

         At December 31, 1997, TINTA and U S WEST each beneficially owned 136,638,250 or 26.5% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares through their respective 50% interest in TW Holdings, L.L.C., a Colorado limited liability company ("TW Holdings"). At December 31, 1997, SBC Communications, Inc. ("SBC") and Cox, each beneficially owned 91,997,480 or approximately 10% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares and 115,395,104 or approximately 23% of the issued and outstanding Telewest convertible preference shares. In accordance with the requirements of the London Stock Exchange, the Telewest convertible preference shares are convertible into Telewest ordinary shares on a one-for-one basis only to the extent that, following conversion, at least 25% of the ordinary shares remain publicly held. Telewest's ordinary shares trade on the London Stock Exchange and are represented by American Depository Receipt in the United States, where they trade on the National Market tier of The Nasdaq Stock Market.

         Under the Companies Act of 1985 of Great Britain, if Telewest issues new equity shares for cash, it is required to offer those shares to its existing shareholders (including TW Holdings) on a pre-emptive pro rata basis (subject to exceptions for certain issuances approved by Telewest's shareholders). TINTA and U S WEST have sought to further ensure that their collective majority interest in Telewest will not be diluted without their consent by obtaining options ("Anti-dilution Options") from Telewest which are exercisable upon the issuance of Telewest ordinary shares by Telewest other than for cash at a price related to the market price for Telewest ordinary shares at the time of the exercise of the Anti-dilution Options. The Anti-dilution Options grant affiliates of TINTA and U S WEST the right to purchase additional Telewest ordinary shares for cash. For so long as the aggregate beneficial ownership of Telewest ordinary shares by TINTA and U S WEST exceeds 50.1% of the issued Telewest ordinary shares, prior to any issuance by Telewest of Telewest ordinary shares for consideration other than cash, the Anti-dilution Options are exercisable to the extent necessary to permit TINTA and U S WEST collectively to maintain 50.1% of all shareholders' voting rights in Telewest. TW Holdings is to exercise the foregoing pre-emptive rights and Anti-dilution Options, on behalf of TINTA and U S WEST, to the extent necessary to ensure that it owns at least 50% of the outstanding Telewest ordinary shares.

         The City Code regulates various aspects of takeovers and mergers relating to UK public companies and imposes certain conditions on acquisitions of shares by certain shareholders. Rule 9 of the City Code ("Rule 9") provides that, except in cases when dispensation is granted by the Panel on Takeovers and Mergers (the "Takeover Panel"), when any person or group of persons acting in concert acquires shares which represent 30% or more of the voting rights in a company, or when any person or group of persons acting in concert already holding not less than 30% and not more than 50% of the voting rights in a company acquires in any period of 12 months additional shares representing more than 1% of such voting rights, such person or group of persons is normally required to make a general offer to purchase from all the shareholders all their shares in the company. Rule 9 would ordinarily apply to the exercise of rights to convert shares such as the Telewest convertible preference shares into Telewest ordinary shares and such exercise would ordinarily be considered to be an acquisition of such shares for the purposes of Rule 9.

         The Takeover Panel has confirmed that Rule 9 will not apply to the conversion of the Telewest convertible preference shares or, provided that TINTA and U S WEST continue to beneficially own collectively more than 50% of the outstanding Telewest ordinary shares, to the exercise of the Anti-dilution Options. The foregoing will not, however, prevent Rule 9 from applying, if it otherwise would, to future acquisitions of Telewest ordinary shares made by TINTA and its affiliates or U S WEST and its affiliates.

         Certain Agreements with Telewest

         Technology Sharing. TINTA makes available to Telewest technology related to cable television and telephony, to the extent requested by Telewest, at a price which is generally no less favorable than that at which such technology is provided to non-affiliates.

         Registration Rights. Telewest has granted TINTA and its affiliates the right, subject to certain exceptions, to require Telewest to include all or a portion of the shares beneficially owned by TINTA in any registered offering by Telewest, and to cause Telewest, on up to two occasions, to offer all or any portion of the Telewest ordinary shares beneficially owned by TINTA in a registered offering in the United States or the United Kingdom. Identical registration rights have been granted to U S WEST.

         Arrangements Regarding Control of Telewest

         TW Holdings. TINTA and U S WEST each hold an indirect 50% interest in TW Holdings. The only assets of TW Holdings are the Telewest shares beneficially owned by TINTA and U S WEST, which shares constitute a majority interest in Telewest. The operating agreement which governs the operations of TW Holdings, as well as certain other agreements to which TINTA and U S WEST are subject, contain provisions regarding, among other things, the voting and disposition of the Telewest shares, as set forth in more detail below. The members in TW Holdings are entitled to elect a Board of Managing Directors of four persons (two of whom are nominated by the TINTA members and two of whom are nominated by the U S WEST members) who are responsible for the management of TW Holdings. The operating agreement contains restrictions on transfer of ownership interests in TW Holdings by the members which are commensurate with restrictions on transfer of shares of Telewest described below. References in the following discussion and elsewhere in this Report to ownership of Telewest shares by TINTA and U S WEST include their respective pro rata portions of the Telewest shares held by TW Holdings.

         Board Representation. The Telewest charter provides that so long as both TINTA and U S WEST each beneficially own at least 25% of the outstanding Telewest ordinary shares, each will be entitled to appoint two directors to the 12- member Telewest board of directors. Each of SBC and Cox are also entitled to appoint a director to the Telewest board of directors for so long as it owns at least 5% of the outstanding Telewest ordinary shares (assuming conversion of their Telewest convertible preference shares). So long as TINTA and U S WEST have the right to appoint directors, the remainder of the Telewest board is required to consist of the three most senior executive officers of Telewest and three independent non-executive directors.

         TINTA and U S WEST have entered into various agreements, described below, with respect to the ownership and voting of shares of Telewest currently beneficially owned by them and the manner in which they will cause the director designees of TINTA and U S WEST to vote on matters considered by the Telewest board of directors. The agreements continue for so long as TINTA and its affiliates and U S WEST and its affiliates own in the aggregate 50% or more of the outstanding Telewest ordinary shares.

         Voting of Shares; Director Votes. TINTA and U S WEST have agreed that on any matter requiring shareholder or board of directors approval, they will cause TW Holdings, or their respective director designees (subject to such directors' fiduciary duties to Telewest and its minority stockholders), as applicable, to vote in such manner as may be agreed by them or, in the absence of such agreement, in such manner as would be most likely to continue the status quo, without materially increasing Telewest's financial obligations or materially deviating from its approved budget and business plan. If either TINTA or U S WEST (or their respective director designees) is precluded from voting on a matter because of a conflict of interest, the other (or its director designees, as the case may be) may vote on such matter as it deems appropriate. As a result of the foregoing arrangements, TINTA and U S WEST will generally be able to determine the outcome of any matter requiring shareholder approval (other than matters which require approval by 75% of the stockholders), including the election or removal of directors and the creation and issuance of shares, and TINTA and U S WEST will have significant influence over decisions made by Telewest's board of directors (including a veto right as to matters requiring more than a two-thirds vote of the board). TINTA and U S WEST have agreed with Telewest that, so long as they collectively beneficially own more than 50% or individually own more than 30% of the outstanding Telewest ordinary shares, they will use their respective best efforts to ensure that a majority of the directors of Telewest are "independent" (within the meaning of the Listing Rules of the London Stock Exchange) of TINTA and U S WEST.

         Disposition of Telewest Stock; Standstill. TINTA and U S WEST have each agreed not to transfer any of the shares of Telewest stock beneficially owned by them (other than to certain affiliates) without first offering such shares to the other on the same terms as the proposed transfer. They have each further agreed that they will not cause their respective beneficial interests in Telewest to be reduced to 25% or less of the outstanding Telewest ordinary shares without the consent of the other. After November 22, 1999, however, TINTA and U S WEST will each be permitted to cause their beneficial interests to be reduced below 25% through sales in the public market, after first offering such shares to the other on substantially the same terms.

         SBC and Cox have agreed, subject to certain exceptions, that for a period of four years after October 3, 1996, any sale of their shares in Telewest in the public market will be made with the involvement of Telewest's stockbrokers. In connection with a private disposition of their Telewest shares after October 3, 1996, SBC and Cox must first offer such shares to U S WEST, TINTA and Telewest. In addition, subject to certain exceptions, SBC and Cox have agreed that they will not increase their holdings of shares in Telewest through the acquisition of additional Telewest ordinary shares, the conversion of Telewest convertible preference shares, or otherwise.

         In the event of a change of control of TINTA or U S WEST, respectively, the party not undergoing the change of control will have an opportunity to either consent to the change or to require the other to elect to purchase such party's beneficially owned shares of Telewest stock for a specified price, or to sell the shares of Telewest beneficially owned by it to the party not undergoing the change of control at the same price.

         TINTA and U S WEST have also agreed to certain restrictions on the acquisition of any additional equity interests in Telewest other than pursuant to the pre-emptive rights or Anti-dilution Options described under "-- Stockholding in Telewest; Anti-Dilution Rights" above.

         Restrictions on Telewest's Business. Telewest has agreed that, subject to certain exceptions, its business will be limited to cable television, cable telephony and wireless telephony services in the United Kingdom and all matters incidental thereto, including engaging in television programming in the United Kingdom incidental to Telewest's cable television business. Any change in its business would require the consent of TINTA and U S WEST (for so long as they collectively beneficially own in excess of 50% of the outstanding Telewest ordinary shares) or the prior consent of Telewest's shareholders. Telewest has also agreed, (i) for so long as TINTA beneficially owns 5% or more of the outstanding Telewest ordinary shares, not to take any action that would violate Flextech's right of first refusal with respect to offers made to UAEH, the subsidiary of TINTA which holds TINTA's interest in Flextech, which offers relate to English language cable and satellite programming in the United Kingdom and Europe described above under "Flextech p.l.c.--Interrelationships with Flextech--Right of First Refusal", and (ii) for so long as U S WEST beneficially owns 5% or more of the outstanding Telewest ordinary shares, not to engage in any business, activity or practice that would violate certain contractual arrangements to which U S WEST or its affiliates are a party (including an arrangement that prohibits Telewest from engaging in wireless telephony other than "Fixed Wireless Telephony"). In addition, Telewest has agreed not to engage in any business outside of the UK that would violate any contractual obligation of any subsidiary of TINTA or U S WEST, respectively, that holds (or at any time held) any Telewest ordinary shares, entered into at a time when the beneficial ownership of Telewest ordinary shares by TINTA or U S WEST, respectively, was more than 25% of the outstanding Telewest ordinary shares. Any restriction imposed on Telewest pursuant to the foregoing sentence would expire when the beneficial ownership of Telewest ordinary shares by TINTA or U S WEST, respectively, decreases to 5% or less.

         Restrictions on TINTA's Business. TINTA has agreed with Telewest that, for so long as TINTA beneficially owns more than 25% of the outstanding Telewest ordinary shares and for a period of two years thereafter, neither TINTA, TCI nor any of TCI's controlled affiliates will own assets comprising cable television or cable telephony systems in the United Kingdom without Telewest's consent or without first offering Telewest the opportunity to undertake such activity. TINTA, TCI and TCI's controlled affiliates are also prohibited from acquiring entities owning cable television or cable telephony systems in the United Kingdom (other than Telewest). The foregoing restrictions do not prohibit affiliates which are not controlled affiliates of TCI from owning such assets nor do they prohibit TCI or its affiliates (including TINTA) from making additional equity investments in any such affiliate, provided that if such affiliate becomes a controlled affiliate of TCI at a time when it owns such assets, TCI would be required to cause such assets to be offered for sale to Telewest. U S WEST and its controlled affiliates are subject to similar restrictions.

         Notwithstanding the foregoing business restriction and first-offer obligation, TINTA will not be prohibited from, and the first-offer obligation will not apply to: (a) owning or acquiring 10% or less of the outstanding equity of any entity that engages in cable television or cable telephony in the UK, (b) owning or acquiring any interest in an entity engaged in (i) wireless telephony, (ii) billing, validation or call authorization services and related or ancillary services for use by any provider of telecommunications services or
(iii) any subscriber voice or data telecommunications transmission service that interconnects a Telewest network with other telecommunications networks outside the licensed territory of a Telewest network but does not compete with a Telewest network for cable telephony customers, (c) directly or indirectly providing any subscriber voice or data telecommunications transmission service (including, but not limited to, wireless telephony) that operates only in part by cable links to subscribers' premises (except in respect of the interconnection of such service to cable links that service customers in the licensed territory of any Telewest network), (d) owning or acquiring, directly or indirectly, an interest in any entity that provides programming services in the UK or (e) acquiring an interest in any entity whose annual gross revenues from cable television and cable telephony in the UK constitute 20% or less of its total gross revenues, provided that if TINTA controls the entity, it offers Telewest an opportunity to acquire the interest in cable television and cable telephony assets in the UK of that entity. The business restriction and first-offer obligations applicable to U S WEST are subject to similar exceptions.

         The foregoing restrictions do not apply to TINTA's existing investments in companies that operate in the UK cable television and broadcast industry, including TINTA's interest in Flextech. None of the contractual arrangements involving TINTA, TCI or any of its affiliates and Telewest restricts the ability of Flextech, or any company in which Flextech has an interest, to operate in the UK cable television and telephony industry or to expand their operations, including through acquisitions of cable businesses or franchises.

         UNITED INTERNATIONAL INVESTMENTS

         TINTA's ownership interest in Tevel Israel International Communications Ltd. ("Tevel"), Princes Holdings Limited ("PHL") and Melita Cable TV Limited ("Melita"), the operating companies that own cable systems in Israel, Ireland and Malta, respectively, are held through United International Investments ("UII"), a partnership between TINTA and United and Phillips Communications B.V. ("UPC"). Each of TINTA and UPC have the right to appoint one half of the members of UII's management committee with UPC presently acting as the managing partner. In addition, under the UII partnership agreement, each of UPC and TINTA (and certain of their affiliates) have agreed that, subject to certain exceptions, for so long as it remains a partner in the partnership and for a period of three years thereafter, it will not participate in any business that distributes television broadcast signals through cable or any other means, that provides certain programming services, or that otherwise competes with an operating company of UII, in each case, in any country where an operating company of UII does business without first offering such opportunity to UII. TINTA is also subject to certain transfer restrictions with respect to its investment in UII. The UII partnership agreement also contains liquidity rights that, after a certain "offer date" for each asset (PHL, Tevel, Melita) is passed, allow each partner to propose a sale of the asset to the other partner or force the sale or dissolution of the entity holding the asset. The "offer date" for each asset is noted below.

         Tevel is a corporation formed under the laws of Israel. At December 31, 1997, TINTA had a 50.0% ownership in UII with respect to UII's 46.6% indirect ownership interest in Tevel. Currently, a subsidiary of UII is entitled to designate two of the five directors of Tevel. Certain actions, including budget and business plan approval, require a 70% vote of the directors. The "offer date" for Tevel under the UII agreement was May 31, 1997.

         PHL is a corporation formed under the laws of the Republic of Ireland. At December 31, 1997, TINTA had a 55.6% interest in UII with respect to UII's indirect 45.0% interest in PHL. A subsidiary of UII has the right to designate four of the eight directors of PHL; pursuant to the UII partnership agreement, two are designated by TINTA and two by UPC. Certain extraordinary actions require the approval of such UII subsidiary and the other shareholder of PHL, and at any time after June 30, 1998 (which is the "offer date" for PHL under the UII agreement), either such UII subsidiary or the other shareholder of PHL may require PHL to effect an initial public offering if one shareholder is unable to sell its interest in PHL to another shareholder as a private company.

         Melita is a limited liability company formed under the laws of Malta. At December 31, 1997, TINTA had a 50% interest in UII with respect to UII's 50% interest in Melita. All of the interests in Melita are pledged as security for Melita's obligations in connection with its debt financing. A subsidiary of UII has the right to designate six of the nine directors of Melita; a majority of the other non-UII directors must consent to certain material actions, including payments of partnership distributions and dividends. The "offer date" for Melita is tied to the system's market penetration.

         Certain statistical information concerning Tevel, PHL and Melita as of and for the year ended December 31, 1997 is set forth below:


                                                       Israel-       Ireland-       Malta-
                                                        Tevel          PHL          Melita
                                                       --------      --------      --------
         Homes in service area                          354,000       462,000       158,000

         Homes passed                                   350,000       350,000       154,000

         Basic subscribers                              242,000       136,000        60,000

         Basic penetration percentage                        69%           39%           39%

         Average churn rate (1)                              15%           15%           12%

         Average monthly revenue per subscriber(2)     $     25      $     24      $     18

         Exchange Rates at December 31, 1997(3)          0.2829        1.4249        2.5575


----------
(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1997, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1997.

(3)      Represents U.S. dollars per local currency unit.

         BRESNAN INTERNATIONAL PARTNERS (POLAND), L.P.

         In September 1994, TINTA entered the Polish cable market when it acquired an indirect 49% interest in Aster City, a cable operator serving primarily the City of Warsaw. TINTA's interest in Aster City is held through its 44.0% interest in BIP Poland. In September 1997, BIP Poland acquired from local Polish investors an additional 48% interest in Aster City for approximately $29 million. As a result of such transaction, BIP Poland's ownership interest in Aster City increased to approximately 98%. Aster City is currently rebuilding its cable network in order to permit it to offer its customers enhanced cable and, subject to regulatory approval, telephony services.

         BIP Poland also holds a 100% ownership interest in two cable television systems, Regionala Telewizja Kablowa Autocom Sp. z o. o. ("RTK Autocom"), and Przedsiebiorstwo Rozwoju Handlui TeleKomunikacji Sp zo. o. ("PRHT"), serving the communities of Krakow and Warsaw, respectively. BIP Poland also owns a 77.9% economic interest in Katowicka Telewizja Kablowa S.A. ("KTK"), a cable television operator in Katowice, Poland.

         Certain statistical information concerning Aster City, RTK Autocom, KTK and PRHT as of and for the year ended December 31, 1997 is set forth below:


                                                Aster          RTK
                                                 City        Autocom         KTK           PRHT
                                               --------      --------      --------      --------

Homes in service area                           710,000       246,000        20,000           (4)
Homes passed                                    371,000        91,000        18,000       176,000
Basic Subscribers                               195,000        42,000        18,000        76,000

Basic penetration percentage                         53%           46%          100%           43%
Average churn rate(1)                                 2%           10%            6%            2%
Average monthly revenue per subscriber (2)     $   5.00      $   4.00      $   7.00           (4)

Exchange Rate at December 31, 1997(3)            0.2847



----------
(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1997, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1997.

(3)      Represents U.S. dollars per local currency unit.

(4)      Not available.

         In addition to its interests in RTK Autocom, PRHT, Aster City, and KTK, BIP Poland also held, at December 31, 1997, a 95% interest in Telefonia Polska Zachod Sp. z o. o. ("TPZ"), a joint venture between BIP Poland and a local Polish partner. In March 1995, TPZ was granted a telephone license for the Gorzow Wielkopolski province, which has a population of approximately 520,000. In Gorzow Wielkopolski, TPZ has secured a headend building, finalized negotiations for a telephony switch and has constructed 34 kilometers of network. TPZ has entered into an interconnect agreement with Telekomunikacja Polska S.A. ("TPSA") and began providing telephony services during 1997. In June 1995, TPZ was granted a second telephone license for the Szczecin province (exclusive of the city of Szczecin), which has a population of approximately 600,000. In Szczecin, TPZ has acquired a headend site and is in negotiations with TPSA for an interconnect agreement. TPZ expects to begin providing telephony services in Szczecin during 1998.

         On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of a revolving loan it had made to BIP Poland ($23.8 million) to equity and made an additional equity contribution of $10.0 million and (ii) BCI Poland (an entity in which TINTA has no ownership interest and which prior to December 31, 1996 held a 20% general partnership interest in BIP Poland), contributed $18.5 million to BIP Poland, thereby reducing TINTA's ownership percentage from 80% to 44.0%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31, 1997, TINTA's Unreturned Capital in BIP Poland was $34.8 million.

         Cash distributions from the partnership are first made to the partners in accordance with the preferred return of 15% on the Unreturned Capital of the respective partners accruing from the date of the capital funding (in the case of TINTA's revolving loan that was converted to equity, from the date amounts were loaned to the partnership) and second to the partners in accordance with any remaining Unreturned Capital. Thereafter, distributions are made in proportion to the partners' respective ownership percentages. The BIP Poland partnership agreement provides that most significant transactions require the approval of each partner for such period of time as such partner has at least a 20% ownership interest. The term of the partnership agreement expires in 2020.

         TINTA is currently in discussions to sell its 44% interest in BIP Poland to an affiliate of its partner in BIP Poland for $39.5 million. For a description of these discussions, see "General Development of Business."

LATIN AMERICA AND THE CARIBBEAN

Programming Operations

         STRATEGIC VENTURES

         TINTA, along with News Corp., Organizacoes Globo ("Globo") and Grupo Televisa S.A. ("Televisa"), have begun to form strategic partnerships for the development and operation of direct-to-home satellite services for Brazil, Mexico, and other Central and South American countries (collectively, the "DTH Ventures"). Globo is Brazil's largest media company with interests in entertainment programming, broadcasting, cable distribution and publishing. Televisa, based in Mexico, is the largest media conglomerate in the Spanish-speaking world with interests in numerous businesses, including international programming, broadcast and cable distribution, music recording and feature film production. The DTH Ventures launched a Brazilian platform, NetSat, in October 1996 providing 51 video, 32 audio and 20 pay per view channels throughout Brazil, and a Mexican platform, Innova, in December 1996 providing 84 video, 48 audio and 18 pay per view channels throughout Mexico. The DTH Ventures launched the third and final platform, Multicountry, in December 1997, which is currently offering DTH satellite services in Columbia and provides 42 video, 32 audio, and 25 pay per view channels. DTH Ventures intends to expand Multicountry to other countries in Central and South America (excluding Brazil and Mexico). TINTA owns a 10% interest in the NetSat and Multicountry platforms, and TINTA intends to purchase a 10% interest in Innova. Through December 31, 1997, TINTA had contributed $24.9 million to the DTH Ventures.

         FOX SPORTS INTERNATIONAL AND TORNEOS Y COMPETENCIAS S.A.

         Fox Sports International

     Effective April 29, 1996, TINTA, Liberty and News Corp. formed Fox Sports International, a joint venture including a number of partnerships or other entities under common ownership, to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world (collectively, the "International Sports Territory"), excluding the United States, Japan, England, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in Fox Sports International and the remaining 50% is owned by Liberty/TINTA. TINTA contributed to Liberty/TINTA its 35% equity interest in Torneos and Liberty contributed to Liberty/TINTA its interests in Latin American and Australian sports programming services and its rights under various television sports programming agreements. Liberty/TINTA contributed such non-cash assets contributed to it by TINTA and Liberty to Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in Fox Sports International. TINTA acquired its 35% ownership interest in Torneos from the selling stockholders of Torneos (the "Torneos Stockholders") on July 28, 1995 for aggregate consideration of $30 million (exclusive of certain contingent obligations to pay additional consideration, which obligations were assumed by Fox Sports International). During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos to Liberty/TINTA (along with the contingent obligation to pay additional consideration which Fox Sports International had previously assumed) and (ii) certain Australian sports rights to News Corp. As of December 31, 1997, TINTA had made cash contributions to Torneos on behalf of Liberty/TINTA of $48 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at some future date. In October, 1997, TINTA purchased a direct 5% interest in Torneos for $12.0 million.

         As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA up to $20.0 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

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

         News Corp. is entitled to nominate the principal officers of Fox Sports International, who are subject to approval by Liberty/TINTA. All matters not in the ordinary course of the business of Fox Sports International are to be determined by the unanimous vote of the partners. Prior to November 1, 2000, News Corp. and Liberty/TINTA cannot transfer their interests in Fox Sports International other than to certain of their respective affiliates. Thereafter, any transfer to a non-affiliate is subject to a right of first refusal in favor of the non-transferring partner. In addition, each of News Corp., Liberty and TINTA has agreed that Fox Sports International will be the exclusive vehicle through which they will engage in international sports programming businesses in the International Sports Territory, subject to certain exceptions.

         Torneos y Competencias S.A.

         Liberty/TINTA (in which TINTA owns a 50% interest) owns a 35% interest in Torneos. As a result of TINTA's acquisition of a 5% direct interest in Torneos in October 1997, TINTA now owns a 22.5% beneficial interest in Torneos. See "General Development of Business." On October 10, 1997, CEI and TISA each acquired a 20% interest in Torneos. As a result, CEI, TISA and TINTA now together own controlling interests in both Torneos and Cablevision. TINTA's ownership of Torneos is consistent with TINTA's strategy of owning programming interests in areas where TINTA also has a meaningful presence in the distribution business.

         Historically, Torneos has primarily been involved in the production of Argentine sports programming. Recently, Torneos has begun implementing a strategy to expand its operations into the broadcast, radio and print media industries. In furtherance of that strategy, in December 1997, Torneos acquired 50.0% and 40.0%, respectively, of the capital stock of Television Satelital Codificada S.A. and Tele-Red Imagen S.A., the companies that distribute a significant percentage of its sports programming for an aggregate purchase price of $107.5 million. In December 1997, Torneos also acquired through Prime Argentina S.A. ownership interest in Telearte S.A., the owner and operator of Channel 9 of Buenos Aires, as well as interests in television programming and distribution businesses and three television broadcasting affiliates of Channel 9 based in the cities of Mar Del Plata, Parana and Resistencia. Torneos paid $49.0 million in cash, and will pay an additional $21.0 million within one year of the purchase and an additional $4.0 million payable in equal monthly installments over the next eight years, for its interest in such companies. On February 25, 1998, the Board of Directors of Torneos voted in favor of acquiring a 10% interest in Editorial Atlantida S.A., an Argentine media company. On March 6, 1998, Torneos signed the MOU to purchase Pramer, one of Argentina's leading cable programmers. The MOU also provides that Torneos (through Pramer) will acquire a 7.2% interest in a number of companies included in MultiMedios America. For a more detailed description of these transactions, see "General Development of Business." If all of the above described transactions are consummated, the acquisitions should serve to transform Torneos into a full service programming company. Torneos will continue to produce significant amounts of sports programming for Fox Sports International.

         CABLEVISION S.A.

         In April 1995, TINTA acquired a 51% equity interest in Cablevision.
On October 9, 1997, the Cablevision Sale was consummated which resulted in a reduction of TINTA's ownership interest in Cablevision to 26.2%. See discussion under "General Development of Business." As described in more detail below, following the Cablevision Sale, TINTA continues to have the right to manage Cablevision pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale, and all material corporate transactions of Cablevision require TINTA's approval, so long as TINTA maintains at least a 16% ownership interest in Cablevision.

         Cablevision began offering cable television service to subscribers in Buenos Aires in 1981 and is currently one of the two largest providers of cable television services in Argentina based on the number of subscribers served by its cable systems and those of its equity affiliates. At February 1, 1998, Cablevision provided, on an equity basis, cable television service to an aggregate of approximately 1.5 million subscribers. Cablevision's operations and networks are concentrated primarily in the City of Buenos Aires and the surrounding metropolitan area (such surrounding area, "Greater Buenos Aires"), the wealthiest and most populous regions in Argentina. Cablevision also operates systems in Buenos Aires Province and certain interior regions in northern Argentina.

         In October 1997, Cablevision acquired a 50% ownership interest in the cable systems of VCC and a 50% ownership interest in the cable systems of the UIH Companies, and in January 1998, Cablevision acquired all of the cable systems of Mandeville. As a result of these acquisitions, Cablevision added approximately 850,000 equity subscribers. For a description of the Fintelco Acquisition, the UIH Acquisition and the Mandeville Acquisition, see "General Development of Business."

         The Argentine cable television industry has experienced a period of significant consolidation. Currently, two multiple system operators, Cablevision and Multicanal S.A. ("Multicanal"), collectively serve approximately 3.1 million of Argentina's approximately 5.1 million cable subscribers. To date, most of the consolidation has taken place in the country's urban centers, particularly in the City of Buenos Aires and Greater Buenos Aires. Cable television service in Argentina's inner regions and provinces, however, remains highly fragmented with over 600 small operators serving an estimated 1.8 million cable households. In connection with the Fintelco Acquisition, the remaining 50% of Fintelco was acquired by Multicanal, and Multicanal also purchased the remaining 50% of the UIH Companies.

         Cablevision and Multicanal have agreed in principle to divide equally the assets, liabilities and subscribers of Fintelco and the UIH Companies and have established a committee comprised of representatives of both companies to develop a "split up" plan. The committee is expected to submit its plan to the respective boards of directors of Cablevision and Multicanal in April 1998. If approved, it is expected that Cablevision and Multicanal will thereafter begin to exercise management control over the respective systems and subscribers allocated to them under the split up plan. Full legal division of Fintelco and the UIH Companies is not expected to occur until the fourth quarter of 1998, by which time all required contractual and regulatory consents and approvals are expected to have been obtained or requested. Cablevision and Multicanal are not under any contractual obligation to proceed with a division of Fintelco or the UIH Companies. Accordingly, no assurance can be given that such division will be effected or that the subscribers of Fintelco and the UIH Companies will be divided on an equal basis. Also, no assurance can be given that all regulatory consents and approvals that are required to be obtained will be obtained.

         The following table presents certain information concerning the operations of Cablevision and the cable systems in which it has recently acquired an interest as of and for the year ended December 31, 1997.

                                                                   VCC             UIH
                                               CABLEVISION       SYSTEMS        COMPANIES       MANDEVILLE
                                                   (1)             (2)             (2)           SYSTEMS
                                               -----------      ----------      ----------      ----------

Homes passed                                     1,682,278         860,000         132,000         683,000

Basic subscribers                                  622,912         349,000          75,000         430,000 (3)

Basic penetration rate                                  45%             41%             57%             63%

Average churn rate (4)                                  22%             28%             21%             16%

Average monthly revenue per subscriber (5)     $        33      $       33      $       33      $       30


----------
(1)      Excludes other cable systems listed in this table.

(2)      Information presented reflects Cablevision's equity interest.

(3) Mandeville also provides MMDS service to approximately 11,000 subscribers.

(4) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1997, divided by the average number of basic subscribers during such period.

(5) Represents the average monthly revenue per subscriber for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period.

         Construction

         Cablevision believes that its cable distribution network is among the most technologically advanced systems in Argentina. Since 1995, Cablevision has invested more than $47.2 million towards the construction of approximately 2,117 miles of cable plant. Approximately 50% of Cablevision's network consists of a combination of coaxial and fiber optic cable utilizing 750 MHz bandwidth capacity. This infrastructure provides Cablevision with a unique platform from which it can offer enhanced entertainment, telecommunications and information services. Cablevision is currently offering subscribers passed by 750 MHz cable in the City of Buenos Aires and Greater Buenos Aires Internet access utilizing high speed cable modems. As new revenue generating products and services, such as pay-per-view events and movies and video- on-demand, become available in the future, Cablevision expects to aggressively market those services to subscribers in areas utilizing 750 MHz architecture. Cablevision is undertaking to upgrade additional portions of its cable systems to 750 MHz capacity, and anticipates that 75% of its systems will be upgraded to that bandwidth by 2002. Following the anticipated division and integration into Cablevision's operations of 50% of the VCC Systems and 50% of the cable systems operated by the UIH Companies, both of which are expected to occur in the fourth quarter of 1998, Cablevision expects that more than 50% of its subscribers will be receiving signals utilizing a combination of fiber optic and coaxial cable with 750 MHz bandwidth capacity.

         Pricing

         As of December 31, 1997, Cablevision was offering its subscribers basic cable service which typically includes between 40 and 65 channels, depending on the particular system. The basic service offered by substantially all of Cablevision's systems (exclusive of Mandeville) is priced at an average of approximately $33 per month. Monthly prices for basic service in the Mandeville Systems, VCC Systems and the systems operated by the UIH Companies average $30, $33 and $33, respectively. To receive premium programming, subscribers must either rent or purchase from Cablevision an addressable set top unit or utilize readily available low quality decoding devices known as traps (for which subscribers pay an installation fee), and pay an incremental monthly fee for such programming. The only premium services currently offered by Cablevision are Friday and Sunday soccer matches and adult movies. In an effort to enhance revenue opportunities associated with premium service, Cablevision plans to roll out residential pay-per-view movie channels in those parts of its service area that have been upgraded to 750 MHz, increase the deployment of addressable converters and gradually begin "tiering" its program offerings. No assurance can be given that Cablevision will be successful in generating additional revenues as a result of these efforts.

         Regulation

         Cable television and broadcast companies in Argentina are required to obtain a non-exclusive broadcast license from the Comite Federal de Radiodifusion ("COMFER"). COMFER has broad regulatory authority over broadcasting in Argentina, including suitability of content. Broadcast licenses are required in order for a programmer to broadcast its channels and in order for a cable operator to carry programming over its cable network. A license is granted for a 15- year term and the licensee has the right to a 10-year extension at the end of the initial term. Licenses may be revoked for breach of regulations pertaining to broadcast licenses, or if such revocation would be in the "public interest." There is currently no regulation of cable subscription rates in Argentina.

         In November 1990, the Argentine telephone system was privatized and two companies, Telefonica de Argentina S.A. ("Telefonica") and Telecom Argentina - France Telecom S.A. ("Telecom"), were granted exclusive licenses to provide local and long distance telephony service. Each such license covered separate areas of Argentina. On March 10, 1998, the Executive Branch of the Argentine national government issued Decree #264. Although much of the decree requires clarification, it appears to permit two new licenses for wire-line telephone and international data transmission services in Argentina beginning in October/November, 1999. It also ends the division of the country between Telecom and Telefonica Argentina and permits each of the two incumbent operators to offer nationwide basic telephone service and to compete directly with each other. If none of the licenses has been granted by November 1999, direct competition between the two incumbent operators will be postponed until November 8, 2000.

         Neither Telecom nor Telefonica (or any of their direct and/or indirect affiliates) may apply for either of the two new telephone licenses. Moreover, as a result of TISA's and CEI's ownership interest in both COINTEL (owner of 51% of Telefonica Argentina) and Cablevision, it appears that (even if it determined to do so) Cablevision would not be permitted to bid for such licenses or to own an interest in any company that obtained such licenses. The Decree also appears not to have eliminated Telefonica's and Telecom's prohibition from entering the cable television business directly.

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

         Competition

         The multi-channel television industry in Argentina is extremely competitive. The Argentine government does not grant exclusive broadcast licenses to cable operators which has produced substantial overlapping cable services and network buildout areas ("overbuilds"), particularly in the City of Buenos Aires and Greater Buenos Aires. As a result, certain of Cablevision's cable systems have been overbuilt by one or more competing cable networks. Approximately 75% of the homes passed by Cablevision's cable distribution network at December 31, 1997, were passed by a competing cable operator, primarily Multicanal. Competition among cable systems is based primarily on price, program offerings, customer satisfaction and quality of the system network. Management believes that Cablevision is competitive in each of these areas and, in addition, can compete effectively against other segments of the pay television industry.

         Terms of Cablevision Investment

         On April 25, 1995, TINTA acquired a 51% interest in Cablevision. On October 9, 1997, the Cablevision Sale was consummated which resulted in a reduction of TINTA's ownership interest in Cablevision to 26.2%. Following the Cablevision Sale, the other shareholders of Cablevision are CEI (33.3% equity interest), TISA (33.3% equity interest) and Martin Eurnekian ("Eurnekian") (7.2% equity interest). CEI is a publicly held Argentine holding company engaged in the telecommunications, cable television and media businesses in Argentina. TISA is the international holding company of Telefonica de Espana S.A., the Spanish telephone company.

         In connection with the Cablevision Sale, TINTA and Cablevision entered into a renewable five-year management contract (the "Cablevision Management Agreement") pursuant to which TINTA agreed to manage Cablevision and its subsidiaries' business and provide services, expertise and know-how with respect to Cablevision's entire range of activities. For its management services, TINTA is entitled to receive a quarterly fee of 1.3% of Cablevision's earnings before interest, taxes, depreciation and amortization. Such management fee will in no event be less than $450,000 per quarter.

         TINTA and the other shareholders of Cablevision entered into a shareholders agreement in connection with the Cablevision Sale, pursuant to which TINTA has the right to appoint two of Cablevision's ten directors (so long as TINTA maintains at least a 20% interest in Cablevision) and all material corporate transactions of Cablevision require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. In addition, each shareholder has (i) a first negotiation right in respect of its pro rata portion of shares of Cablevision offered for sale by any other shareholder to any third party and (ii) a right of first refusal to acquire its pro rata portion of any shares owned by any other shareholder in respect of which an offer to purchase has been received from any third party or any other shareholder. Transfers to affiliates are not subject to such first negotiation right and right of first refusal, provided that certain prescribed procedures are followed. None of the shareholders shall, without written consent of the others, allow any encumbrance on any of their shares. Each shareholder owning at least 10% of Cablevision's capital stock has the right to veto transfers of Cablevision shares to certain third parties. Subject to certain exceptions, the shareholders have also agreed to carry out, through Cablevision, all their future activities related to the video entertainment distribution business through per subscriber cable systems, MMDS, DTH and UHF in Argentina, Uruguay and such other countries as the parties may determine in the future, and have agreed not to compete in the same business with Cablevision within such territories.

         Subject to certain conditions, TINTA may require CEI and TISA to purchase their pro rata portion of TINTA's shares in Cablevision at fair market value (i) at any time after October 9, 1998 and prior to October 9, 1999 and
(ii) in the event the Cablevision Management Agreement is not renewed. In addition, in certain circumstances, Eurnekian may require each of CEI, TISA and TINTA to purchase their pro rata portion of Eurnekian's shares in Cablevision at fair market value at any time after October 9, 1998. Finally, at any time after October 9, 1998, any of CEI, TISA or TINTA (the "Offeror") may, so long as it owns more than 10% of Cablevision's outstanding capital stock, require any or both of the others to purchase from the Offeror all of its shares of Cablevision or may require the others to sell to the Offeror all of its shares of Cablevision, in each case at the option of the offerees and at the price specified by the Offeror.

         METROPOLIS - INTERCOM S.A. AND CORDILLERA COMUNICACIONES LIMITADA

         TINTA owns an indirect 40% interest in Cordillera Comunicaciones Limitada ("Cordillera") through its 80% interest in BIP Chile, a limited partnership between a subsidiary of TINTA and BCI Chile, L.P., the managing partner of BIP Chile and an entity in which TINTA has no ownership interest. BIP Chile and Cristalerias de Chile ("Cristalerias"), a large, publicly traded Chilean company with significant media interests, each indirectly own a 50% interest in Cordillera.

         On February 7, 1996, Cordillera and Compania de Telecomunicaciones de Chile S.A. ("CTC") (a subsidiary of the Spanish telephone company Telefonica de Espana S.A.) entered into agreements (the "Chile Restructuring Agreements") that resulted in, among other things, the contribution of substantially all of the cable distribution assets and the associated cable subscribers within each party's cable systems (the "Contributed Systems") to Metropolis-Intercom S.A. ("Metropolis-Intercom"), a recently formed Chilean corporation. Cordillera owns 60% of the voting securities of Metropolis-Intercom while CTC and one other corporation own, in the aggregate, the remaining 40% of the voting securities of Metropolis-Intercom. Accordingly, TINTA has an indirect 24% interest in Metropolis-Intercom through its indirect 40% interest in Cordillera.

         Under the Chile Restructuring Agreements, the cable distribution assets (excluding headends) contributed by Cordillera were sold to CTC, and CTC entered into a long-term lease agreement with Metropolis-Intercom (expiring in 2026, with an option to renew at the mutual agreement of both parties) for use of CTC's cable plant. CTC services Metropolis-Intercom's analog channels (or their equivalent) and provides technical support to Metropolis-Intercom.

         Metropolis-Intercom operates the Contributed Systems and is one of Chile's largest cable operators based on its 257,000 basic subscribers at December 31, 1997. Metropolis-Intercom operates cable systems in nine of the most densely populated cities within Chile, including Santiago (the capital of Chile), Vina del Mar and Temuco. At December 31, 1997, Metropolis-Intercom's leased network covered approximately 5,800 miles and passed an aggregate of approximately 979,000 homes (an average of 169 homes per mile). The network currently has an average capacity of 77 channels, and an average of 60 activated channels of programming are offered. At December 31, 1997, the U.S. dollar equivalent of Metropolis- Intercom's monthly cable subscription fees averaged approximately $30 per subscriber. The present cable plant is composed of fiber and coaxial cable.

         Cable television companies in Chile are required to obtain a broadcast license to provide cable service. Only non-exclusive franchises are granted in Chile. As a consequence, competition in the more populated regions of Chile is intense. A portion of Metropolis-Intercom's customer base is passed by at least one other cable operator, in addition to the local telephone company. Telephone companies in Chile are permitted to offer cable television services over their own networks or the networks of cable operators that they acquire.

         The Board of Directors of Metropolis-Intercom consists of ten members, six of which are designated by Cordillera. All material matters require the affirmative vote of the representatives of both CTC and Cordillera. BIP Chile and its partner in Cordillera each designate one-half of the managers of Cordillera and all actions by such managers require the consent of representatives of each partner. With certain exceptions, TINTA, BIP Chile and Cordillera have each agreed not to compete with Metropolis-Intercom and not to pursue telephony opportunities in Chile; and CTC has agreed to refrain from pursuing cable-related opportunities in Chile (other than through Metropolis-Intercom).

         Under the BIP Chile partnership agreement, certain transactions require the approval of both partners of BIP Chile. Cash distributions of BIP Chile are first made to TINTA to reduce the outstanding principal amount under any loans extended by TINTA to BIP Chile. At December 31, 1997, $60.8 million principal amount was outstanding under a term loan which is due and payable on December 31, 2004. Interest accrues on the outstanding principal amount at the rate of 12% per annum and is payable semi-annually. To the extent any amount of interest is not paid currently, such unpaid amount is added to the outstanding principal amount and compounded quarterly. Repayment of amounts outstanding under the term loan is required before any distributions may be made to the partners of BIP Chile.

         TINTA is currently in discussions to purchase the remaining 20% interest in BIP Chile which it does not own for $700,000, which would give TINTA an indirect 50% interest in Cordillera. For a description of these discussions, see "General Development of Business." There can be no assurance that this transaction will be consummated.

         PUERTO RICO ENTITIES

         TINTA owns and operates cable television franchises in Puerto Rico serving the communities of Luquillo, Arecibo, Florida, Caguas, Humacao, Cayey and Barranquitas. Prior to January 1, 1997, TINTA's interests in the franchises serving the communities of Luquillo, Arecibo and Florida were held by three of its wholly-owned subsidiaries; such subsidiaries were merged together into the Puerto Rico Subsidiary as of January 1, 1997. The systems serving the Caguas, Humacao, Cayey and Barranquites communities (the "Caguas Franchises") were previously owned by Caguas, in which TINTA held a 50% interest. TINTA acquired the remaining 50% of Caguas in May 1997. For a description of the Caguas Acquisition, see "General Development of Business."

         The Luquillo franchise was constructed using both coaxial and fiber optic cable. The Arecibo and Florida systems were originally constructed exclusively with coaxial cable. However, in 1996 construction of a fiber optic network was completed thereby reducing the number of headends and improving the technical quality and operation of the systems. The cable networks serving the Caguas Franchises contain both coaxial and fiber optic cable.

         At December 31, 1997, the Puerto Rico franchises passed an aggregate of approximately 264,000 homes and served approximately 110,000 basic subscribers. At December 31, 1997, the Luquillo and Arecibo franchises offered a basic package consisting of 22 channels at a cost of $16.22 per month, an expanded package which included an additional 27 channels offered at a cost of $13.63 per month and six additional premium services offered at prices ranging from $1.50 to $9.40 per channel per month. At December 31, 1997, the Florida system offered a basic package consisting of 48 channels at a cost of $28.28 per month and seven premium channels offered at prices ranging from $1.50 to $9.40 per channel per month. At December 31, 1997, the Caguas Franchises provided 35 channels on a basic service tier and 15 channels on an expanded basic tier, for which subscribers were charged a monthly fee of $22.45 and an additional $8.95, respectively. Customers in the Caguas Franchises could also subscribe to any of six premium channels offered at prices ranging from between $4.95 to $15.30 per channel per month; discount packages of multiple premium services were also offered to such subscribers.

ASIA AND AUSTRALIA

Programming Operations

         JUPITER PROGRAMMING CO., LTD.

         In February 1996, TINTA and Sumitomo Corporation ("Sumitomo") formed JPC, Japan's first multi-channel programming company. JPC is owned equally (50/50) by TINTA and Sumitomo. At December 31, 1997, each of TINTA and Sumitomo had made aggregate contributions to JPC of Y. 3.9 billion ($34 million using the applicable exchange rates). Additionally, TINTA and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. TINTA made an equalizing payment in the amount of Y. 444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

         On February 18, 1997, JPC announced its acquisition of the distribution rights for the J-League, the national professional soccer league in Japan. These distribution rights, which are exclusive for both cable and DTH satellite distribution during the first year and exclusive for cable distribution thereafter, are effective for five years and include coverage of J-League games as well as J-League championship games. In addition, on June 30, 1997, JPC acquired the rights to the professional Sumo wrestling tour. JPC broadcasts the J-League matches and the Sumo wrestling tournaments via satellite and cable on its new sports channel, J-Sports.

         The following table sets forth the name and a description of each programming service in which JPC had an interest as of December 31, 1997:

                                                        JPC
                                                Ownership Interest/
              Channel                           Management Services                      Description
              -------                           -------------------                      -----------
Cable Soft Network                    100%/Management control                  General entertainment featuring
                                                                               American, European and Asian
                                                                               movies

Golf Network                          70%/Management control                   American and Japanese golf
                                                                               tournaments coverage with
                                                                               exclusive PGA coverage

Shop Channel                          70%/Management control (1)               Home shopping (live and in
                                                                               Japanese)

Discovery Japan                       50%/Shared management control (2)(3)     Japanese version of Discovery
                                                                               Channel

CNBCAsia Business News-Japan          19.9%/No management control (3)          Japanese version of CNBC Asia
                                                                               Business News

----------
(1) A subsidiary of TCI has an indirect equity interest in USA Networks, Inc., another owner in Shop Channel.

(2) A subsidiary of TCI has a 49% interest in Discovery Communications, Inc., another owner in Discovery Japan. JPC appoints one-half of the board of directors of Discovery Japan and shares management control.

(3)      Material transactions are subject to the veto power of JPC.

         In addition, on February 18, 1998, J-Sport was launched on PerfecTV and cable. Later in the year, it will also be available on DirecTV. J-Sport seeks to be the premium sports channel in the Japanese market and carries coverage of J-League matches, Sumo wrestling and baseball. The channel also carries coverage of certain popular international sports including Spanish, Argentinean and French soccer, boxing and tennis. JPC has a 66.7% interest in and management control of J-Sport. A subsidiary of TCI owns the remaining 33.3% interest.

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

         The partners of PMP include TINTA, Australis Movies Pty Limited (a subsidiary of Australis Media Limited) and four movie studios (affiliates of Fox Broadcasting, Sony, Paramount and Universal). Each partner in PMP (including TINTA) holds an approximate 16.7% interest in the partnership. The studio partners have agreed to provide movie product to PMP. In return, TINTA and Mr. H. F. Lenfest (President, Chief Executive Officer and a major shareholder of the company that is a principal shareholder of Australis Media Limited) have provided financial guarantees, jointly and severally, in the amount of approximately $46 million to the movie studios for the payment of studio license fees. Pursuant to the terms of the guarantees with such studios, Australis Media Limited ("Australis") is required to deliver letters of credit, reasonably satisfactory to the studios, in an amount aggregating $33.5 million. To the extent that Australis is able to provide acceptable letters of credit to the studios, the guarantee liability of TINTA and Mr. Lenfest will be reduced on a dollar for dollar basis. To date, the studios have not accepted any letters of credit which have been provided to the studios by Australis, and TINTA believes it is doubtful that the studios will accept any letters of credit which may be submitted by Australis in the future. Although TINTA has not had to perform under such guarantees to date, TINTA cannot be certain that it will not be required to perform thereunder in the future.

         Each of the partners' maximum mandatory capital commitment to PMP (including TINTA's) is approximately $3.3 million. Through December 31, 1997, TINTA had funded approximately $2.1 million of its capital commitment. PMP's movie channels were launched on March 3, 1995 and served approximately 554,000 subscribers as of December 31, 1997.

         PMP distributes the Showtime and Encore services through a distribution agreement (the "Galaxy Distribution Agreement") with Galaxy Media Pty. Limited ("Galaxy"), a subsidiary of Australis. Galaxy in turn distributes the services to various operators including Foxtel, a partnership comprised of subsidiaries of News Corp. and Telstra Corporation Limited. The distribution agreement between Foxtel and Galaxy is known as the TNC Agreement. In the fourth quarter of 1997, a proposed merger between Australis and Foxtel was disallowed by government regulatory authorities, and Australis has announced that it must restructure and secure additional funding in order to continue as a going concern.

         To ensure uninterrupted distribution of the services, in February 1998, PMP entered into a "back-up" distribution agreement with Foxtel (the "Foxtel Distribution Agreement"). The Foxtel Distribution Agreement becomes effective only upon the lawful termination of the Galaxy Distribution Agreement and the TNC Agreement. Foxtel may revoke the Foxtel Distribution Agreement if it does not become effective by September 30, 1998.

         The partners of PMP other than Australis Movies Pty Limited have commenced litigation in New South Wales, Australia to determine whether PMP may lawfully terminate the Galaxy Distribution Agreement. While TINTA does not expect any of such litigation, the termination of the Galaxy Distribution Agreement or the acceptance of the Foxtel Distribution Agreement to have an adverse effect on TINTA or its guarantees, no assurances can be given.

Cable Television and Telephony Operations

         JUPITER TELECOMMUNICATIONS CO., LTD.

         Management believes that the Japanese market offers opportunities to adapt elements of the strategy, which has been implemented by TINTA through its subsidiaries and affiliates in the UK, of building an integrated group of (i) thematic cable and satellite channels, specifically targeted at Japanese cable subscribers, supported by a multi-channel programming management company and
(ii) broadband cable networks capable of delivering both cable television services and cable telephony.

         In Japan, TINTA and Sumitomo have formed Jupiter Telecommunications Co., Ltd. ("Jupiter"). Sumitomo is one of the largest globally-diversified Japanese trading companies with trading relationships throughout Asia. Sumitomo also holds a 50% interest in JPC, another joint venture with TINTA. TINTA holds a 40% interest and Sumitomo holds the remaining 60% interest in Jupiter.

         TINTA and Sumitomo formed Jupiter as Japan's first multi-system operator ("MSO") of cable television systems. Prior to Jupiter, cable television franchises in Japan (including those in which Sumitomo has an interest) have been managed on a stand-alone basis, with ownership generally held by many local investors holding minority interests. Until early 1994 Japanese policy was such that it was not possible to establish a Japanese MSO operating structure to generate the kind of financial and economic efficiencies that are available to MSO cable operators in other markets. This restriction on the formation of MSOs has now been removed. See "Government Regulation" below.

         As of December 31, 1997, TINTA had contributed Y. 11.1 billion ($101.2 million at the applicable exchange rates) and Sumitomo had contributed Y. 16.6 billion ($151.9 million using the applicable exchange rates) to Jupiter. In connection with the formation of Jupiter and Sumitomo's transfer of its cable systems interests to Jupiter, TINTA agreed to pay Sumitomo Y. 200 million ($1.6 million), which payment was made on March 31, 1997.

         Jupiter's business plan focuses on the logistic and operating benefits that can be derived from operating under the MSO model in Japan and emphasizes marketing and subscriber acquisition. Accordingly, personnel seconded by TINTA to Jupiter are working with Sumitomo's secondees and Jupiter staff to train Jupiter's management team in the development and implementation of MSO management and operational practices. Over the next two years, Jupiter intends to aggressively implement the MSO model in its Suginami and Nerima franchises and, assuming the implementation is successful, roll out the MSO model to all of its cable systems. Management of TINTA estimates that Jupiter may require additional funding which additional funding may be significant. TINTA anticipates that the additional funding will be obtained through a combination of capital contributions by TINTA and Sumitomo, on a pro rata basis, and, to the extent available on acceptable terms, debt financing by Jupiter or its subsidiaries and affiliates.

         Current Jupiter Franchises

         As of December 31, 1997, Jupiter had ownership interests in 23 companies that own franchises clustered in three main areas: Tokyo, Osaka and Kyushu. At December 31, 1997, Jupiter operated and managed 20 of the 23 companies. Of the 23 total companies, Jupiter acquired 11 of the companies from Sumitomo covering approximately 1,786,000 franchise homes, approximately 1,415,044 homes passed, and approximately 163,391 cable subscribers. The remaining franchises were either granted from Japan's Ministry of Post and Telecommunications (the "MPT") or acquired from third parties. These remaining franchises cover approximately 1,756,000 franchise homes, approximately 288,969 homes passed, and approximately 31,001 cable subscribers.

         The following table presents certain information, as of and for the year ended December 31, 1997, concerning Jupiter's major clusters.

                                                Tokyo          Osaka         Kyushu
                                               Cluster        Cluster        Cluster        Totals
                                              ---------      ---------      ---------      ---------
Franchise homes                               1,451,000      1,375,000        716,000      3,542,000
Homes passed                                  1,084,565        331,677        287,771      1,704,013
Basic subscribers                               140,326         24,920         29,146        194,392
Basic penetration rate                               13%             8%            10%            11%
Average churn rate(1)                                14%             9%            15%            14%
Average monthly revenue per subscriber(2)     $   38.00      $   40.00      $   38.31      $   38.27


----------
(1) Represents the number of subscribers who terminated basic service or whose service was terminated during the year ended December 31, 1997, divided by the average number of basic subscribers during such period.

(2) Represents the December 31, 1997 U.S. dollar equivalent of the average monthly revenue per subscriber for the year ended December 31, 1997. Such amounts are calculated as (i) one-twelfth of the total cable television revenue for such period, divided by (ii) the average number of basic cable television subscribers during such period. Amounts are translated using the exchange rate in effect on December 31, 1997.

         Telephony

         Jupiter was granted a license to offer telephony services in its Suginami franchise (a Western suburb of Tokyo) by the MPT in October 1996, and on July 1, 1997, Jupiter began providing commercial local and long distance telephone services over its cable infrastructure in its Suginami franchise. Jupiter has 74 separate interconnect agreements with Nippon Telephone and Telegraph ("NTT") and several other carriers which enable routing of its long distance and international calls. Jupiter currently has no intention to expand telephony outside the Suginami franchise in 1998.

         Pricing

         At December 31, 1997, Jupiter's basic cable television service was typically priced between Y. 3,000 and Y. 3,600 per month ($23.07 and $27.68, respectively), for basic service and Y. 1,800 to Y. 2,500 per premium channel ($13.84 and $19.22, respectively), and generally consisted of a basic package of 31 to 37 channels and a premium package that offered an additional 4 channels. Jupiter has launched a marketing campaign targeted at multiple dwelling unit customers whereby customers can receive basic service plus one premium channel and one additional outlet for Y. 4,800 per month ($36.92).

         Jupiter seeks to provide its telephony customers in its Suginami franchise with a minimum 15% savings on the cost of local and long distance calls compared to NTT (although the long distance savings may be as high as 43% in certain cases) and a 25% savings on line rental charges as compared to NTT. An additional savings of Y. 600 ($4.62) is offered for cable/telephone customers (Y. 500 for cable customers; Y. 100 for telephone customers).

         Construction

         The cable plant of each of Jupiter's cable systems, other than the Suginami system, consists primarily of coaxial cable. The Suginami system was constructed with a fiber optic backbone or "trunk," with the local distribution portion, or final "drop" to the home, consisting of coaxial cable. The architecture of the Suginami system has been designed to be state-of-the-art, with the specific goal of being telephone-capable, and its design and construction was managed by TINTA, prior to its investment in Jupiter, under a design-and-build contract with Sumitomo.

         To the extent economically feasible, Jupiter intends to expand its cable networks, and rebuild its existing cable systems, with the same network architecture as that which currently exists in its Suginami system. This system design and plant would permit Jupiter to deliver 77 analog channels of programming, including premium and pay-per-view channels, cable telephony services and a wide range of interactive and integrated entertainment, telecommunications and information services as they become available in the future. These new services may include video games, near video-on- demand, video-on-demand and on-line interactive services.

         Government Regulation

         Cable television franchise licenses are granted by the MPT. The MPT generally grants only one franchise license per franchise area; however, it has the authority to issue multiple franchise licenses in a franchise area. Franchise licenses are generally indefinite in duration, and no royalties are payable to the Japanese government.

         Cable companies may apply for a "Type 1 Carrier" License, which permits carriage of telephony services on a commercial basis over their cable networks. Applications must be submitted to and approved by the MPT. Jupiter currently only has a Type 1 Carrier License for its Suginami franchise.

         The Japanese government does not regulate the amount of foreign programming that may be shown on Japanese television. Foreign ownership of broadcast and DBS program services is restricted, while ownership of cable-exclusive program services is not.

         In December 1993, Japan increased permitted foreign ownership from 20% to 33 1/3% of a Japanese company that provides direct cable television and telephony services and permitted the creation of MSO operating platforms involving foreign MSOs and local Japanese partners. These restrictions on foreign ownership were removed in 1997 as part of the World Trade Organization agreements; accordingly, 100% foreign ownership of such companies is now permitted in Japan. As the Japanese government has opened the Japanese telephone market to competition, this will encourage the national telephone company, NTT, to look at other related businesses, including the cable television market. Given its size, financial resources and position in the Japanese market, if NTT were to enter the cable television business (either alone or with others), it would be a formidable competitor for Jupiter. The MPT remains responsible for regulating the industry.

         Terms of Jupiter Investment

         Pursuant to a shareholders agreement, TINTA has the right to designate three directors and Sumitomo has the right to designate six directors of the current nine member board of directors. For as long as TINTA and Sumitomo each own directly or indirectly not less than 30% of the shares of Jupiter, material actions relating to Jupiter require the unanimous consent of all of the directors appointed by TINTA and Sumitomo. In accordance with the shareholders agreement, and subject to certain exceptions, neither Sumitomo nor TINTA may transfer its shares in Jupiter prior to March 31, 2000. After March 31, 2000, Sumitomo or TINTA may only transfer shares to a publicly-quoted third party transferee after first giving the other the opportunity to acquire such shares.

         Sumitomo and TINTA have agreed that Jupiter will be their primary vehicle for investment or participation in any cable television or telephony business in Japan. If Sumitomo or TINTA decides to invest or otherwise participate in any cable television or telephony business in Japan to the extent of 10% or more of the equity of such business, it is obligated to first offer such opportunity to Jupiter.

General

         Legislative, administrative and/or judicial action may change all or portions of the foregoing statements relating to competition and regulation.

         TINTA has not expended material amounts during the last three fiscal years on research and development activities.

         Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, results of operations or competitive position of TINTA.

         As of December 31, 1997, Tele-Communications International, Inc. had 27 employees and TINTA's consolidated subsidiaries had an aggregate of approximately 350 employees. None of TINTA's employees are covered by collective bargaining agreements. TINTA believes that its relations with its employees are good. Pursuant to a services agreement, certain of TCI's personnel provide administrative and operational services to TINTA.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales

         TINTA, through its subsidiaries and affiliates, is engaged in the cable and programming businesses in various geographic regions as described under "Narrative Description of Business" above. For financial information concerning such geographic segments, see the footnotes to TINTA's financial statements included in Part II of this Report.

ITEM 2.  Properties

         With the exception of its corporate offices in Englewood, Colorado (which it leases from TCI), Los Angeles, California and London, TINTA does not own or lease any real or personal property other than through its interests in its operating subsidiaries and affiliates. TINTA's operating companies and affiliates own or lease the fixed assets necessary for the operation of their respective businesses, including office space, transponder space, headends, cable television and telecommunications distribution equipment (including fiber-optic and coaxial cables), telecommunications switches and customer equipment (including converter boxes).

         TINTA believes that all of its facilities are adequate for its current and anticipated needs.

ITEM 3.  Legal Proceedings

         Neither TINTA nor any of its consolidated subsidiaries is a party to any material legal proceedings.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                 At the Annual Meeting of Stockholders held on October 20, 1997, the following matter was voted upon by the stockholders of Tele-Communications International, Inc.:

                     The election of Brendan Clouston to the Board of Directors by 99.9% of the votes cast at such meeting (216,278,921 for; 60,334 withheld), the election of Pierre Lescure to the Board of Directors by 99.9% of the votes cast at such meeting (216,278,921 for; 60,334 withheld) and the election of Fred Vierra to the Board of Directors by 99.9% of the votes cast at such meeting (216,278,921 for; 60,334 withheld). Election of directors required a plurality of the votes of the outstanding shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class. Additionally, subsequent to the meeting, Messrs. Paul Gould, John Malone, Tomiichi Akiyama, Jerome Kern and Adam Singer continued to serve as members of the Board of Directors subject to re-election over staggered three-year terms.

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

                                           High              Low
                                           ----              ---
        1996:
        ----
        First quarter                      24-3/4            19-1/2
        Second quarter                     22-1/4            16-1/2
        Third quarter                      18-1/8            15
        Fourth quarter                     16-3/4            12-1/2

        1997:
        ----

        First quarter                      16-1/8            12-5/8
        Second quarter                     17                10-5/8
        Third quarter                      17-1/2            14
        Fourth quarter                     18-7/8            15-3/8

         As of January 31, 1998, there were 56 holders of the Series A Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder). All of Tele-Communications International, Inc.'s Series B common stock, $1 par value per share ("Series B Common Stock"), is owned by Tele-Communications, Inc. and is not publicly traded.

         Tele-Communications International, Inc. ("TINTA") has not paid cash dividends on its Series A Common Stock and has no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by the board of directors in light of TINTA's earnings, financial condition and other relevant considerations.

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

                                                                         December 31,
                                           --------------------------------------------------------------------
                                              1997(1)         1996(2)       1995(3)      1994 (4)       1993
                                           -------------   ------------   -----------   ---------    ----------
                                                                     (amounts in thousands)
Summary Balance Sheet Data:
--------------------------

Cash, receivables and prepaid expenses     $       6,582        148,126       188,640       38,810       11,506

Investment in Telewest Communications
    plc ("Telewest")(5)                          324,417        488,495       550,216      454,614      229,130

Investment in Cablevision S.A.
    ("Cablevision")                              239,379             --            --           --           --
Investment in other affiliates
    accounted for under the equity
    method, and related receivables              602,325        421,853       354,133      128,700       46,111

Deferred income tax asset                         54,547             --            --           --           --
Property and equipment, net
    of accumulated depreciation                   57,521        202,527       112,989       47,737       39,515
Franchise costs and other
    assets, net of amortization                  109,229        728,300       644,733      103,378       53,856
                                           -------------   ------------   -----------   ----------   ----------
      Total assets                         $   1,394,000      1,989,301     1,850,711      773,239      380,118
                                           =============   ============   ===========   ==========   ==========
Payables, accruals and other
    liabilities                            $      39,647        128,338        72,284       16,503       10,338
Debt                                             390,042        511,128       192,718       15,842           --
MultiThematiques Obligation(6)                        --         47,902        65,876           --           --

Deferred income tax liability                         --        193,748       186,126           --        4,034
                                           -------------   ------------   -----------   ----------   ----------
      Total liabilities                          429,689        881,116       517,004       32,345       14,372
Minority interests in equity of
    subsidiaries                                      --        142,187       122,358       24,451           51
Equity                                           964,311        965,998     1,211,349      716,443      365,695
                                           -------------   ------------   -----------   ----------   ----------
      Total liabilities and equity         $   1,394,000      1,989,301     1,850,711      773,239      380,118
                                           =============   ============   ===========   ==========   ==========

                                                                   Years ended December 31,
                                            --------------------------------------------------------------------
                                            1997(1)        1996(2)         1995(3)        1994 (4)          1993
                                            -------        -------         -------        --------          ----

                                                         (amounts in thousands, except per share amounts)
Summary Statement of
   Operations Data:

Revenue                                  $    219,834        314,560         190,533          43,982         20,616
Operating, selling, general and
   administrative expenses                   (161,477)      (279,170)       (165,388)        (62,196)       (26,943)
Depreciation and amortization                 (53,481)       (58,747)        (36,360)         (8,590)        (7,375)
                                         ------------   ------------    ------------    ------------   ------------
Operating income (loss)                         4,876        (23,357)        (11,215)        (26,804)       (13,702)
Share of losses of Telewest(5)               (145,264)      (109,357)        (70,274)        (42,520)       (29,750)
Share of losses of Cablevision                 (3,377)            --              --              --             --
Share of losses of other
   affiliates                                 (99,729)       (70,054)        (53,674)        (35,571)       (42,010)
Interest expense                              (33,051)       (35,153)        (20,870)           (651)            --
Gain on issuance of stock by
   Telewest(7)                                     --            258         164,900         161,481             --
Gain on disposition of assets                 109,463         12,284          51,139              --             --
Other, net                                      1,779         49,348           1,737          10,285          2,186
                                         ------------   ------------    ------------    ------------   ------------
Earnings (loss) before income
   taxes                                     (165,303)      (176,031)         61,743          66,220        (83,276)
Income tax benefit (expense)                   44,954         45,611         (31,702)        (32,534)        20,101
                                         ------------   ------------    ------------    ------------   ------------
    Net earnings (loss)                  $   (120,349)      (130,420)         30,041          33,686        (63,175)
                                         ============   ============    ============    ============   ============

Basic and diluted earnings (loss) attributable to common shareholders:
      Pro forma (8)                                                              .28             .35
                                                                        ============    ============
      Historical                         $     (1.04)         (1.10)
                                         ===========    ============

----------------

(1) The summary balance sheet data as of December 31, 1997 and the summary statement of operations for the year ended December 31, 1997 reflect the effects of the deconsolidation of (i) Flextech p.l.c. ("Flextech") in January 1997 as a result of the Company's decreased voting interest in Flextech and (ii) Cablevision S.A. ("Cablevision") in October 1997 as a result of the sale of a portion of the Company's interest in Cablevision.

(2) The summary balance sheet data as of December 31, 1996 and the summary statement of operations for the year ended December 31, 1996 reflect the effects of (i) Flextech's acquisition in April 1996 of a controlling interest in HSN Direct International Limited ("HSN Direct"), a 100% interest in TVS Television Limited ("TVS") and the 61% interest in Maidstone Broadcasting ("Maidstone"), which Flextech did not already own and (ii) Cablevision's acquisition in October 1996 of 99.99% of Oeste Cable Color S.A. ("OCC").

(3) The summary balance sheet data as of December 31, 1995 and the summary statement of operations data for the year ended December 31, 1995 reflect the effects of the Company's April 25, 1995 acquisition of a 51% ownership interest in Cablevision.

(4) The summary balance sheet data as of December 31, 1994 and the summary statement of operations data for the year ended December 31, 1994, reflect the effects of the February 2, 1994 combination of certain of the Company's UK programming assets with Flextech (the "Flextech Combination").

(5) In connection with the November 1994 initial public offering (the "Old Telewest IPO") of the predecessor of Telewest Communications plc ("Old Telewest"), the Company and certain affiliates of U S WEST, Inc. contributed their respective 50% interests in the TCI/U S WEST Cable Communications Group (the "Telewest UK Joint Venture") to Old Telewest. As a result of the Old Telewest IPO, TINTA's 50% ownership interest in the Telewest UK Joint Venture was converted into a 37.8% interest in Old Telewest. On October 3, 1995, Old Telewest consummated a business combination (the "SBCC Transaction") with SBC CableComms
         (UK) ("SBCC") pursuant to which a new entity, Telewest Communications plc ("Telewest"), acquired all of the outstanding share capital of Old Telewest and SBCC. The SBCC Transaction effectively resulted in the conversion of TINTA's 37.8% indirect ownership interest in Old Telewest into a 26.8% indirect ownership interest in Telewest. All references herein to "Telewest" include Telewest and its predecessor entities (Old Telewest and the Telewest UK Joint Venture) unless the context indicates otherwise.

(6) Represents the estimated net present value of TINTA's obligation to contribute an additional 264 million French francs to MultiThematiques S.A. Such obligation was completely satisfied during 1997.

(7) In connection with the dilution of the Company's ownership interest in Telewest that occurred in 1996, 1995 and 1994, the Company recognized non-cash gains of $258,000, $164.9 million and $161.5 million (before deducting the related tax expense of $90,000, $57.7 million and $56.5 million, respectively). The 1995 gain was recognized in connection with the SBCC Transaction, and the 1994 gain was recognized in connection with the Old Telewest IPO.

(8) On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A Common Stock were sold to the public for net proceeds of approximately $301.3 million. In connection with the IPO, TINTA amended and restated its Certificate of Incorporation on July 12, 1995 to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification (the "Reclassification") pursuant to which the 1,000 shares of TINTA common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock (together with the Series A Common Stock, the "Common Stock"). The pro forma earnings (loss) per common share calculations give effect to the Reclassification as if it had occurred on January 1, 1994, and accordingly, assume 106.8 million and 97.5 million weighted average shares of Common Stock were outstanding during the years ended December 31, 1995 and 1994, respectively.

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

         During the period from January 1, 1995 through December 31, 1997, the most significant entities that were reflected in the Company's financial statements on a consolidated basis were engaged in (i) the operations of multi-channel video and telecommunication distribution networks (the "cable" business) in Puerto Rico and in Buenos Aires, Argentina (from the April 25, 1995 acquisition of a 51% ownership interest in Cablevision through the October 9, 1997 sale of a portion of the Company's 51% interest in Cablevision) and in the United Kingdom (sometimes referred to herein as the "UK") (through October 17,
1995); and (ii) the distribution and production of programming for multi-channel video distribution (the "programming" business) in the UK and other parts of Europe through the Company's subsidiary, Flextech (through December 31, 1996).

         Effective January 1, 1997 the Company's three consolidated Puerto Rico entities were merged together into the Puerto Rico Subsidiary. For purposes of this discussion, except to the extent the context otherwise requires, the term the "Puerto Rico Subsidiary" refers to the three consolidated Puerto Rico entities prior to such merger and the Puerto Rico Subsidiary following such merger.

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

         Year 2000

         During 1997, TCI began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TINTA's products. Additionally, TINTA has initiated a program of communications with all of its significant suppliers and affiliated companies to determine the readiness of third parties and the impact on TINTA if those third parties fail to remediate their own year 2000 issues.

         Over the past three years, TCI began an effort to convert a substantial portion of its financial applications to widely available year 2000 ready commercial products, or to outsource portions of financial applications to year 2000 ready vendors. Notwithstanding such effort, TINTA is in the process of finalizing its assessment of the impact of year 2000. TINTA is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. Confirmations have been received from select primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of TINTA's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TINTA's manual assessment of the impact of the year 2000 date change should be complete by mid-1998.

         Management of TINTA has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TINTA's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TINTA's year 2000 readiness will not have an adverse effect on TINTA's results of operations. Additionally, there can be no assurance that the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TINTA's financial condition or position.

         Accounting Standards

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. The Company adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for all periods presented.

         During 1997, the FASB also issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

Summary of Operations

         As further described under "Liquidity and Capital Resources", the Company, effective January 1, 1997, discontinued using the consolidation method to account for its ownership interest in Flextech. As a result, the Company's consolidated financial statements as of and for the year ended December 31, 1997 do not include Flextech's financial position and results of operations on a consolidated basis. The following table sets forth summary information with respect to Flextech's results of operations that were included in the Company's consolidated financial statements for the indicated periods:

                                                          Years ended December 31,
                                                     -------------------------------
                                                         1996               1995
                                                     -------------      ------------
                                                           amounts in thousands
     Revenue                                         $      94,397            49,092
     Operating costs and expenses before
          depreciation and amortization                   (131,182)          (63,176)
     Depreciation and amortization                          (8,042)           (5,009)
                                                     -------------       -----------
     Operating loss                                  $     (44,827)          (19,093)
                                                     =============       ===========


         On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision (the "Cablevision Acquisition"). In accordance with the purchase method of accounting, Cablevision has been included in the Company's financial statements since the April 25, 1995 acquisition date. As further described under "Liquidity and Capital Resources", the October 9, 1997 sale of a portion of TINTA's 51% interest in Cablevision reduced TINTA's ownership interest in Cablevision to 26.24%. As a result of TINTA's decreased ownership in Cablevision, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The following table sets forth summary information with respect to Cablevision's results of operations that were included in the Company's consolidated financial statements for the indicated periods:

                                                                                                  April 25, 1995
                                          Nine months ended             Year ended                    through
                                          September 30, 1997     December 31, 1996 (1)           December 31, 1995
                                          ------------------    ----------------------       ---------------------
                                                                 amounts in thousands
Revenue                                      $     173,517                 189,548                      118,864
Operating costs and expenses
    before depreciation and
    amortization                                  (105,020)               (114,139)                     (69,258)
Depreciation and amortization                      (40,882)                (41,429)                     (25,060)
                                             -------------           -------------                 ------------
Operating income                             $      27,615                  33,980                       24,546
                                             =============           =============                 ============

--------------

         (1) On October 1, 1996, Cablevision acquired 99.99% of the issued and outstanding stock of OCC (the "OCC Acquisition"). In accordance with the purchase method of accounting, OCC has been included in Cablevision's financial statements since the October 1, 1996 acquisition date.

         On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.0 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems which the Company did not already own (the "Caguas Acquisition").

         Revenue

         Cable revenue remained relatively constant during the year ended December 31, 1997 as compared to 1996 as the decrease in revenue attributable to the deconsolidation of Cablevision in October 1997, as described above, was offset by an $11.7 million or 42% increase in the revenue of the Puerto Rico Subsidiary. The increase in revenue from the Puerto Rico Subsidiary is due primarily to the Caguas Acquisition ($10.0 million). In addition, the Puerto Rico Subsidiary experienced a 13% increase in the average number of its basic subscribers (exclusive of the basic subscribers acquired in the Caguas Acquisition) and an 11% increase in basic rates.

         Cable revenue increased $77.7 million or 55% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the Cablevision Acquisition and the OCC Acquisition. In addition, an 8% increase in Cablevision's average number of basic subscribers (exclusive of the effect of acquisitions) more than offset a 2% decrease in Cablevision's rates resulting from promotional packages offered in response to increasing competition. A $5.5 million or 25% increase in the revenue of the Puerto Rico Subsidiary also contributed to the increase in cable revenue. Such increase in the revenue of the Puerto Rico Subsidiary is due to (i) a 10% increase in rates, (ii) a 3% increase in the number of basic subscribers and (iii) a $750,000 increase in advertising revenue resulting primarily from political advertisements surrounding local elections.

         As described above, TINTA did not report programming revenue in 1997 due to the deconsolidation of Flextech. Programming revenue increased $46.4 million or 97% during the year ended December 31, 1996, as compared to the corresponding prior year period. A significant portion of such increase is attributable to certain acquisitions made by Flextech in 1996. In addition, certain of Flextech's operating subsidiaries experienced gains in viewerships and programming rate increases during 1996.

         During the years ended December 31, 1996 and 1995, 30%, and 36%, respectively, of the Company's programming revenue was derived from British Sky Broadcasting Group plc.

         Operating Costs and Expenses

         Cable operating costs and expenses decreased $3.2 million or 2% during the year ended December 31, 1997 as compared to 1996. Such decrease is attributable to the net effects of (i) the deconsolidation of Cablevision in October 1997 and (ii) a $5.4 million or 27% increase in the operating costs and expenses of the Puerto Rico Subsidiary. The increase in operating costs and expenses of the Puerto Rico Subsidiary is primarily attributable to the Caguas Acquisition ($5.7 million).

         Cable operating costs and expenses increased $43.6 million or 48% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is primarily attributable to the effect of the Cablevision Acquisition and the OCC Acquisition, and an increase in Cablevision's programming costs. Such increased programming costs are attributable to a higher number of subscribers and an increase in rates in connection with the renewal of certain programming agreements. A $2.7 million or 16% increase in the operating costs and expenses of the Puerto Rico Subsidiary accounted for the remaining increase in cable operating costs and expenses.

         The Puerto Rico Subsidiary purchases programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of the Puerto Rico Subsidiary.

         As described above, TINTA did not report programming costs and expenses in 1997 due to the deconsolidation of Flextech. Programming operating costs and expenses increased $63.8 million or 103% during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is attributable to (i) certain acquisitions made by Flextech in 1996, (ii) higher programming costs and (iii) increased general and administrative expenses which are primarily the result of stock compensation expense of $5.1 million in 1996. Increases in programming costs are attributable to (i) the amortization of the cost of programming rights acquired by Flextech in 1995 and 1996 pursuant to agreements with Hallmark Entertainment, Inc. and (ii) the acquisition of higher quality programming.

         During 1996, the Company revised its estimate of future revenue to be earned from certain programming rights. As a result of such revisions, the Company recorded an adjustment of $8.7 million to reduce the carrying value of the affected programming rights.

         TINTA incurred corporate, general and administrative expenses of $30.7 million, $10.6 million and $13.0 million during the years ended December 31, 1997, 1996 and 1995, respectively, of which $14.2 million, $1.2 million and $4.4 million, respectively, were allocated from TCI. General and administrative allocations from TCI are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases (decreases) aggregated $17.0 million, $(3.2 million) and $4.0 million during the years ended December 31, 1997, 1996 and 1995, respectively, of which $12.4 million, $(1.8 million) and $2.5 million, respectively, were allocated from TCI. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

         Depreciation and amortization expense decreased $5.3 million or 9% during the year ended December 31, 1997, as compared to 1996, reflecting a lower depreciable property and equipment balance resulting from the effects of the deconsolidation of Flextech and Cablevision. Depreciation and amortization expense of the Puerto Rico Subsidiary increased $2.3 million or 33% during the year ended December 31, 1997 as compared to 1996. Such increase is primarily attributable to the Caguas Acquisition ($1.7 million).

         The $22.4 million or 62% increase in depreciation and amortization expense during the years ended December 31, 1996, as compared to the corresponding prior year period, is the result of increases in the Company's assets that are subject to depreciation and amortization. The increases in such assets were primarily attributable to acquisitions, as described above, and capital expenditures.

         Other Income and Expense

         Telewest, an entity in which the Company has a 26.6% indirect interest, has incurred losses since its inception. The Company's share of Telewest's net losses increased $35.9 million or 33% and $39.1 million or 56% during 1997 and 1996, respectively. Such increases are attributable to (i) increases in depreciation and amortization resulting from Telewest's construction and acquisition of cable and telephony networks, (ii) interest expense due to an increase in Telewest's outstanding debt balances and (iii) changes in foreign currency transaction losses. In connection with the SBCC Transaction, Telewest issued U.S. dollar denominated senior debentures having a principal amount at maturity of $1.8 billion (the "Telewest Debentures"). Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of $(39.1 million), $1.7 million and $(23.0 million) during 1997, 1996 and 1995, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

         As described above, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. TINTA's share of Cablevision's net losses for the period from October 1, 1997 through December 31, 1997 was $3.4 million.

         The Company's share of the losses of affiliates other than Telewest and Cablevision (the "Other Affiliates") increased $29.7 million or 42% and $16.4 million or 31% during the years ended December 31, 1997 and 1996, as compared to the corresponding prior year periods. The 1997 increase is attributable to increased losses of Jupiter Programming Co., Ltd., Jupiter Telecommunications Co., Ltd., MultiThematiques, Liberty/TINTA LLC and Asia Business News (Singapore) PTE Ltd. ("ABN"). The Company expects that such entities will continue to incur losses as they continue to expand their operations and/or launch new services. As of December 31, 1997, the Company surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, ABN will no longer be accounted for under the equity method of accounting. In addition, as described above, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. The majority of the 1996 increase is attributable to (i) increased losses of certain of its affiliates in 1996 and (ii) the Company's share of losses of affiliates that were acquired in 1996 and late 1995. For additional information concerning the Other Affiliates, see note 9 to the accompanying financial statements.

         Interest income decreased $15.0 million or 62% and increased $15.3 million or 170% during the years ended December 31, 1997 and 1996, respectively. The 1997 decrease is attributable to a decrease in the outstanding balance of amounts loaned to TCI and a decrease in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech and Cablevision, as described above. The 1996 increase is primarily attributable to $14.0 million of interest income earned on amounts loaned to TCI. During 1996, TINTA loaned to TCI the net proceeds received upon the issuance of TINTA's 4-1/2% Convertible Subordinated Debentures (the "Debentures").

         Interest expense remained relatively constant during the year ended December 31, 1997 as compared to 1996. Increases in interest expense attributable to the Puerto Rico Subsidiary's bank credit facility (the "Puerto Rico Bank Facility") and the Debentures were offset by a reduction in interest expense that is attributable to the deconsolidation of Flextech and Cablevision. Interest expense increased $14.3 million or 68% during the year ended December 31, 1996, as compared to 1995. Such increase is primarily attributable to the issuance of the Debentures. See "Liquidity and Capital Resources."

         In connection with the dilution of the Company's ownership interest in Telewest that occurred in connection with the October 1995 SBCC Transaction, the Company recognized a non-cash gain of $164.9 million (before deducting the related tax expense of $57.7 million) during the year ended December 31, 1995. During 1996, the Company also recognized a non-cash gain of $258,000 in connection with the issuance of stock by Telewest. Such gains represent the differences, at the respective transaction dates, between the Company's recorded cost for its ownership interest in Telewest and the Company's proportionate share of Telewest's net assets. No assurance can be given that any such gains will be recognized in the future.

         The Company recognized net gains upon the disposition of assets of $109.5 million, $12.3 million and $51.1 million during 1997, 1996, and 1995, respectively. During 1997, the Company recognized a gain of $58.4 million from the sale of its indirect 13% interest in Sky Network Television New Zealand, Ltd. ("Sky") and a $48.8 million gain from the sale of a portion of its 51% interest in Cablevision. The 1996 gain is primarily attributable to the dissolution of the TeleWest Europe Group, an entity in which TINTA held a 50% ownership interest. The 1995 gain is attributable to the sale of the cable television subsidiaries of IVS Cable Holdings Limited ("IVS"), a subsidiary of Flextech. For additional information, see "Liquidity and Capital Resources" below.

         The minority interests' share of net losses (earnings) was $(8.6 million), $22.8 million and $(4.0 million) during the years ended December 31, 1997, 1996, and 1995, respectively. The minority interests' share of net losses (earnings) relate to Cablevision in 1997 and Flextech in 1996 and 1995. As described above, the Company, effective January 1, 1997 and October 1, 1997, ceased to consolidate Flextech and Cablevision, respectively, and began to account for Flextech and Cablevision using the equity method of accounting. Accordingly, the minority interests' share of net losses (earnings) for Flextech and Cablevision are no longer included in the Company's statement of operations. Prior to 1997, none of Cablevision's post-acquisition operating results had been allocated to Cablevision's minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest. If the minority interest's historical cost basis had been positive since the Company's April 25, 1995 acquisition of Cablevision, the Company would have allocated an additional $12.9 million, $15.9 million and $11.7 million during the nine months ended September 30, 1997, the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, respectively, of Cablevision's net earnings to the minority interest.

         The Company recognized realized and unrealized foreign currency transaction gains (losses) of $224,000, $7.1 million and $(2.5 million) during the years ended December 31, 1997, 1996, and 1995, respectively. Such gains (losses) resulted primarily from the remeasurement into the U.S. dollar of (i) the French franc denominated MultiThematiques Obligation and (ii) the UK pound denominated intercompany debt owed by Flextech to an indirect subsidiary of TINTA.

         During 1997 and 1996, holding losses on certain available-for-sale securities were determined to be other than temporary. Accordingly, the Company recognized losses of $1.2 million and $6.6 million during 1997 and 1996, respectively, in connection with the write-off of such securities.

         Income Taxes

         The Company's income tax benefit (expense) was $45.0 million, $45.6 million and $(31.7 million) during the years ended December 31, 1997, 1996 and 1995, respectively. The effective tax rates associated with such benefits (expenses) were 27.2%, 25.9% and (51.4)%, respectively.

         At December 31, 1997, the Company had net deferred tax assets of $54.5 million. Management considers it more likely than not that the Company will realize the full amount of its net deferred tax assets as a result of certain investments having an estimated fair value in excess of their related tax basis and the availability of potential tax planning strategies that management considers both prudent and feasible.

         Net Losses

         The Company reported net earnings (losses) of $(120.3 million), $(130.4 million), and $30.0 million during the years ended December 31, 1997, 1996 and 1995, respectively. Without the recognition of certain non-operating gains aggregating $109.5 million, $12.5 million and $216.0 million during 1997, 1996 and 1995, respectively, the Company would have incurred net losses of $191.5 million, $142.9 million, and $95.9 million, respectively. Such losses are due, in part, to the relatively high level of depreciation and amortization that is common to growth oriented companies operating within the capital intensive cable industry. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective subscriber bases. There can be no assurance that any such subscriber base increases will occur.

Liquidity and Capital Resources

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

         TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require the availability of substantial additional funds. Although TINTA had, at December 31, 1997 (i) $88.7 million due from TCI Ventures Group, LLC ("TVG LLC") pursuant to an unsecured promissory note (the "TVG LLC Note Receivable"), (ii) $200 million of borrowing availability pursuant to a revolving credit facility with TVG LLC (the "TVG LLC Credit Facility") and (iii) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         TINTA believes that amounts due under the TVG LLC Note Receivable, borrowing availability pursuant to the TVG LLC Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to (i) fund the Company's existing capital contribution and lending commitments to its affiliates and (ii) fund the Company's working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

         The Company's consolidated operating activities provided cash of $35.2 million, $24.5 million and $10.8 million during the years ended December 31, 1997, 1996 and 1995, respectively. Included in the 1997 amount is $40.0 million of cash provided by Cablevision's operations during the year ended December 31, 1997. As discussed under "General" above, effective October 1, 1997, Cablevision's cash flows are no longer included in the Company's consolidated statements of cash flows. In addition, as discussed under "General" above, effective January 1, 1997, Flextech's cash flows are no longer included in the Company's consolidated statements of cash flows. Flextech's operating activities used cash of $46.5 million in 1996.

         Cash used by the Company's investing activities aggregated $87.6 million, $198.0 million and $368.0 million during the years ended December 31, 1997, 1996 and 1995, respectively, and exceeded net cash provided by operating activities in each year. The 1997, 1996 and 1995 amounts include $197.4 million, $166.1 million and $174.0 million, respectively, of cash used by the Company to fund investments in, and loans to, affiliates. The 1997 amount also includes reductions in the Company's cash and cash equivalents of $1.0 million and $38.1 million resulting from the deconsolidation of Cablevision and Flextech, respectively.

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

         The Company is exposed to foreign exchange risk caused by unfavorable and potentially volatile fluctuations of the United States (sometimes referred to herein as the "U.S.") dollar (the functional currency of TINTA) against the UK pound sterling, the Japanese yen ("(Y)"), the Argentine peso and various other foreign currencies that are the functional currencies of TINTA's operating subsidiaries and affiliates. Since the enactment of a convertibility plan in April 1991, the Argentine government has maintained an exchange rate of one Argentine peso to one U.S. dollar. No assurance can be given that such an exchange rate will be maintained in future periods. Changes in the value of the U.S. dollar against any foreign currency that is the functional currency of an operating subsidiary or affiliate of TINTA will cause the Company to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. TINTA and certain of its operating subsidiaries and affiliates are also exposed to foreign currency risk to the extent that they enter into transactions denominated in currencies other than their respective functional currencies. As of December 31, 1997, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         At December 31, 1997, the Company had aggregate debt of $390.0 million of which $45.0 million (12%) bears interest at variable rates. Accordingly, in an environment of rising interest rates, the Company would experience an increase in interest expense. For additional information concerning the terms of such debt, see note 11 to the accompanying financial statements.

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

         TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1997, TINTA had contributed $24.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions to the DTH Ventures.

         In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 ordinary shares of Flextech (the "Flextech Ordinary Shares") at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures resulted in, among other things, a reduction of TINTA's economic ownership interest in Flextech to 35.9% and the issuance to the Company by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with the Company's other share capital in Flextech allows the Company to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or
(ii) any transfer of Flextech shares by the Company outside a specified affiliated group. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.

         In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and the Company through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at (pound)7.20 ($11.89) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

         Flextech had issued convertible non-preference shares ("Flextech Non-Preference Shares") in connection with previous acquisition transactions due to TINTA's requirement that it maintain specified voting interests in Flextech. With the issuance of the Special Voting Share, the purpose for the Flextech Non-Preference Shares was eliminated. Accordingly, and in order to simplify the capital structure of Flextech, upon the issuance of the Special Voting Share, the Flextech Non-Preference Shares were converted into Flextech Ordinary Shares. Immediately following such conversion, and the issuance of additional Flextech Ordinary Shares in connection with the UKGL and UKLL transactions described above, (i) TINTA's interest in the equity share capital of Flextech was 35.9% and (ii) TINTA's voting interest was approximately 50%. TINTA had put obligations with respect to Flextech Non-Preference Shares which were issued in connection with certain Flextech acquisitions. Such put obligations were eliminated with the conversion of Flextech Non-Preference Shares into Flextech Ordinary Shares.

         Flextech has undertaken to finance the working capital requirements of one of the BBC Joint Ventures (the "Principal Joint Venture"). Flextech has also agreed to make available to the other BBC Joint Venture (the "Second Joint Venture"), if required, funding of up to (pound)10 million ($16.5 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that TINTA assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (pound)22 million ($36.3 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($145.3 million) and, subject to certain restrictions, a standby credit facility of (pound)30 million ($49.5 million).

         If BBC Worldwide requires TINTA to perform Flextech's funding obligations pursuant to the Standby Commitment, then TINTA will acquire Flextech's entire equity interest in the Principal Joint Venture for (pound)1.00, and will replace Flextech's directors on the board of the Principal Joint Venture with representatives of TINTA. Flextech will pay commitment and standby fees to TINTA for its undertaking under the Standby Commitment. If Flextech repays to TINTA all loans it makes to the Principal Joint Venture (plus interest at TINTA's marginal cost of funds plus 2% per annum) within 180 days after TINTA first becomes obligated to perform Flextech's financial obligations, it may reacquire its interest in the Principal Joint Venture for (pound)1.00. TINTA may also, within the same period, require Flextech to reacquire its interest on the same terms. The Standby Commitment will terminate on the earliest of (i) the date on which Flextech has met all of its required financial obligations to the Principal Joint Venture under the primary and standby credit facilities, or (ii) the date on which Flextech delivers a bank guarantee of all of its funding obligations to the Principal Joint Venture.

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

         As of December 31, 1997, TINTA had made cash contributions to Torneos y Competencias S.A. ("Torneos") on the behalf of Liberty/TINTA LLC ("Liberty/ TINTA"), a limited liability company owned in equal parts by TINTA and Liberty Media Corporation ("Liberty"), of $48 million and purchased a direct 5% interest in Torneos for $12 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at some future date.

         The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Company's affiliates (the "Guaranteed Obligations"). At December 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the guaranteed obligations was $26 million. The Company has also guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through the year 2000. If the Company were to fail to fulfill its obligations under the guarantees, the beneficiaries have the right to demand an aggregate payment of approximately $46 million. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

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

         During the year ended December 31, 1997, Cablevision and the Puerto Rico Subsidiary accounted for $41.7 million and $9.0 million, respectively, of the Company's aggregate capital expenditures of $50.7 million. As described below, effective October 1, 1997, the capital expenditures and other cash flows of Cablevision are no longer included in the Company's consolidated statements of cash flows. Although the Company expects that its future capital expenditure requirements with respect to the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of the Puerto Rico Subsidiary generally will be sufficient to satisfy its foreseeable capital expenditure requirements.

         On February 8, 1996, the Company received net cash proceeds of approximately $336 million from the issuance of the Debentures. The Debentures bear interest at a fixed interest rate of 4-1/2%, are due in 2006 and have an aggregate principal amount of $345.0 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note. Such amounts were repaid in their entirety during 1997. The net proceeds from the Debentures were used to fund capital contributions to the Company's affiliates and to fund certain other liquidity requirements of TINTA.

         On October 1, 1996 Cablevision acquired 99.99% of the issued and outstanding capital stock of OCC for a purchase price of $112.2 million. Cash consideration of $43.7 million was paid at closing and an additional cash payment of $22.1 million was paid on December 1, 1996. Cablevision incurred additional bank debt in order to fund such cash payments. The remaining purchase price was satisfied by Cablevision's issuance of $46.4 million principal amount of secured negotiable promissory notes (the "OCC Notes"). The OCC Notes were repaid by Cablevision in their entirety in 1997.

         On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. As of December 31, 1997, the Company had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million.

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

         On September 26, 1997, the Company sold its indirect interest in Sky for cash proceeds of $53.0 million. TINTA owned its interest in Sky through a 25.5% ownership interest in HKP Partners of New Zealand.

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. ("Telefonica," together with CEI, the "Buyers") for cash proceeds of $120 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions (collectively, the "Cablevision Sale") further reduced TINTA's interest in Cablevision to 26.24%. Cash proceeds received by TINTA from the Cablevision Sale of $120 million were based on a negotiated value of $210 million for approximately one-half of TINTA's 51% interest in Cablevision. TINTA recognized a gain of $48.8 million on the Cablevision Sale. TINTA will continue to have the right to manage Cablevision (pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision
Sale), and all material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Buyers also purchased the additional 39% interest in Cablevision that TINTA currently had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Pending its use by TINTA, $102 million of proceeds from the Cablevision Sale were loaned to TCI pursuant to an unsecured promissory note. Effective December 5, 1997, amounts outstanding under such promissory note were assigned to TVG LLC. Amounts outstanding under the promissory note ($88.7 million at December 31, 1997) bear interest at variable rates (6.7% at December 31, 1997). Principal and interest are due and payable as mutually agreed from time to time by TVG LLC and TINTA.

         On January 16, 1998, TINTA sold its 49% interest in TeleCable Nacional, CXA for $10 million in cash.

Item 8.  Financial Statements and Supplementary Data

         The financial statements of the Company are filed under this item beginning on page II-19. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tele-Communications International, Inc.:

         We have audited the accompanying consolidated balance sheets of Tele-Communications International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tele-Communications International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               KPMG Peat Marwick LLP

Denver, Colorado
March 20, 1998

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

                                                                    1997                1996
                                                                -------------       --------------
                                                                       amounts in thousands
Assets

Cash and cash equivalents (note 4)                           $              --               44,192

Trade and other receivables, net                                         5,065               38,185

Film inventory and other prepaid expenses                                1,517               65,749

Investment in Telewest Communications plc
    ("Telewest"), accounted for under the equity
    method (note 8)                                                    324,417              488,495

Investment in Cablevision S.A. ("Cablevision"),
    accounted for under the equity method (note 6)                     239,379                   --

Investments in other affiliates, accounted for
    under the equity method, and related
    receivables (note 9)                                               602,325              421,853

Other investments (note 10)                                             33,012               20,873

Deferred income tax asset (note 13)                                     54,547                   --

Property and equipment, at cost:
      Land                                                                 415                  277
      Distribution systems                                              78,185              216,172
      Support equipment and buildings                                   11,269               51,111
                                                             -----------------    -----------------
                                                                        89,869              267,560
      Less accumulated depreciation                                     32,348               65,033
                                                             -----------------    -----------------
                                                                        57,521              202,527
                                                             -----------------    -----------------
Franchise costs and other intangible assets (note 5)                    76,890              755,914
      Less accumulated amortization                                     11,494               61,576
                                                             -----------------    -----------------
                                                                        65,396              694,338
                                                             -----------------    -----------------
Deferred financing costs and other assets, net
      of amortization                                                   10,821               13,089
                                                             -----------------    -----------------
                                                             $       1,394,000            1,989,301
                                                             =================    =================

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                           December 31, 1997 and 1996

                                                                        1997              1996
                                                                   -------------    -------------
                                                                          amounts in thousands
Liabilities and Stockholders' Equity

Cash overdraft                                                   $         1,003               --

Accounts payable                                                             672           35,467

Accrued liabilities                                                       19,490           75,173

Debt (note 11)                                                           390,042          511,128

MultiThematiques Obligation (note 9)                                          --           47,902

Deferred income tax liability (note 13)                                       --          193,748

Other liabilities                                                         18,482           17,698
                                                                 ---------------    -------------
        Total liabilities                                                429,689          881,116
                                                                 ---------------    -------------
Minority interests in equity of subsidiaries                                  --          142,187
                                                                 ---------------    -------------
Stockholders' Equity (note 12):
   Preferred Stock, $.01 par value
      Authorized 10,000,000 shares; none issued                               --               --
   Series A Common Stock, $1 par value Authorized
      300,000,000 shares; issued 106,997,880 shares
      and 106,960,873 shares in
      1997 and 1996, respectively                                        106,998           106,961
   Series B Common Stock, $1 par value
      Authorized 12,000,000 shares; issued
      11,700,000 shares in 1997 and 1996                                  11,700            11,700
   Additional paid-in capital                                          1,285,904         1,186,788
   Accumulated deficit                                                  (325,805)         (205,456)
   Cumulative foreign currency translation
      adjustment, net of taxes                                             5,640            26,146
                                                                 ---------------    --------------
                                                                       1,084,437         1,126,139
   Treasury stock, at cost, 3,370,000 shares of
      Series A Common Stock in 1997                                      (42,014)               --
   Due from related parties (notes 1 and 14)                             (78,112)         (160,141)
                                                                 ---------------    --------------
        Total stockholders' equity                                       964,311           965,998
                                                                 ---------------    --------------
Commitments and contingencies
      (notes 9, 14 and 15)
                                                                 $     1,394,000         1,989,301
                                                                 ===============    ==============

See accompanying notes to financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                                             1997              1996           1995
                                                        --------------     ------------    -----------
                                                                       amounts in thousands
Revenue:
    Cable                                               $      219,834          220,163        142,494
    Programming                                                     --           94,397         48,039
                                                        --------------     ------------    -----------
                                                               219,834          314,560        190,533
                                                        --------------     ------------    -----------
Operating costs and expenses:
    Cable (note 14)                                            130,794          133,991         90,367
    Programming                                                     --          125,844         62,030
    Programming rights provision                                    --            8,706             --
    General and administrative:
       Allocated from related parties
       (notes 12 and 14)                                        14,216            1,160          4,374
       Other                                                    16,467            9,469          8,617
    Depreciation                                                25,905           24,649         15,315
    Amortization                                                27,576           34,098         21,045
                                                        --------------     ------------    -----------
                                                               214,958          337,917        201,748
                                                        --------------     ------------    -----------
          Operating income (loss)                                4,876          (23,357)       (11,215)

Other income (expense):
    Share of losses of Telewest (note 8)                      (145,264)        (109,357)       (70,274)
    Share of losses of Cablevision (note 6)                     (3,377)              --             --
    Share of losses of other affiliates
      (note 9)                                                 (99,729)         (70,054)       (53,674)
    Interest income:
       Related parties (note 14)                                 5,782           14,044             --
       Other                                                     3,519           10,241          8,989
    Interest expense:
       Related parties (note 14)                                (1,912)          (1,408)        (4,259)
       Other                                                   (31,139)         (33,745)       (16,611)
    Gain on issuance of stock by Telewest (note 8)                  --              258        164,900
    Gain on disposition of assets, net
       (notes 7 and 9)                                         109,463           12,284         51,139
    Minority interests' share of losses (earnings)              (8,616)          22,847         (4,000)
    Foreign currency transaction gains (losses)                    224            7,101         (2,480)
    Recognized holding loss for available-for-sale
       securities (note 10)                                     (1,194)          (6,575)            --
    Other, net (notes 9 and 14)                                  2,064            1,690           (772)
                                                        --------------     ------------    -----------
                                                              (170,179)        (152,674)        72,958
                                                        --------------     ------------    -----------
          Earnings (loss) before income taxes                 (165,303)        (176,031)        61,743

Income tax benefit (expense) (note 13)                          44,954           45,611        (31,702)
                                                        --------------     ------------    -----------
          Net earnings (loss)                           $     (120,349)        (130,420)        30,041
                                                        ==============   ==============    ===========
Basic and diluted net earnings (loss) per common
  share (note 3):
    Historical                                          $        (1.04)          (1.10)             --
                                                        ===============  =============     ===========
    Pro forma                                           $            --              --            .28
                                                        ===============  ==============    ===========



See accompanying notes to financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                                                                Additional
                                            Preferred        Common stock        paid-in     Combined    Accumulated
                                              stock      Series A     Series B   capital      equity       deficit
                                           -----------   --------     --------  ----------   --------    -----------
                                                                                            amounts in thousands
Balance at January 1, 1995                 $      --            --          --         --     823,993       (103,897)
   Contributions                                  --            --          --     53,298      42,380             --
   Net earnings                                   --            --          --         --          --         30,041
   Foreign currency translation
     adjustment                                   --            --          --         --          --             --
   Unrealized holding losses for
     available-for-sale securities                --            --          --         --          --             --
   Adjustment to reflect completion
     of Contributions (see note 1)                --        85,800      11,700    768,873    (866,373)            --
   Adjustment to reflect implementation
     of tax sharing agreement (see note
     13)                                          --            --          --     12,545          --             --
   Adjustment in connection with the
     issuance of ordinary shares by
     Flextech p.l.c. (note 9)                     --            --          --     50,900          --             --
   Issuance of common stock in initial
      public offering (see note 1)                --        20,000          --    281,343          --             --
   Issuance of common stock as partial
     consideration for investment                 --           688          --     10,312          --             --
   Adjustment to reflect elimination of
     reporting delay with respect to
     Flextech p.l.c. (note 2)                     --            --          --         --          --         (1,180)
   Change in due from related parties             --            --          --         --          --             --
                                           ---------    ----------  ----------  ---------   ---------    -----------
Balance at December 31, 1995               $      --       106,488      11,700  1,177,271          --        (75,036)
                                           =========    ==========  ==========  =========   =========    ===========

                                                           Unrealized
                                             Cumulative     holding
                                              foreign      losses for
                                              currency     available-
                                             translation    for-sale     Treasury    Due from      Total
                                             adjustment,   securities,    stock,     related   stockholders'
                                             net of taxes  net of taxes   at cost    parties     equity
                                             ------------  ------------  ---------   --------  -----------
Balance at January 1, 1995                       (3,653)          --          --         --      716,443
   Contributions                                     --           --          --         --       95,678
   Net earnings                                      --           --          --         --       30,041
   Foreign currency translation
     adjustment                                  (4,897)          --          --         --       (4,897)
   Unrealized holding losses for
     available-for-sale securities                   --         (152)         --         --         (152)
   Adjustment to reflect completion
     of Contributions (see note 1)                   --           --          --         --           --
   Adjustment to reflect implementation
     of tax sharing agreement (see note
     13)                                             --           --          --         --       12,545
   Adjustment in connection with the
     issuance of ordinary shares by
     Flextech p.l.c. (note 9)                        --           --          --         --       50,900
   Issuance of common stock in initial
      public offering (see note 1)                   --           --          --         --      301,343
   Issuance of common stock as partial
     consideration for investment                    --           --          --         --       11,000
   Adjustment to reflect elimination of
     reporting delay with respect to
     Flextech p.l.c. (note 2)                        --           --          --         --       (1,180)
   Change in due from related parties                --           --          --       (372)        (372)
                                             ----------    ---------     -------    -------    ---------
Balance at December 31, 1995                     (8,550)        (152)         --       (372)   1,211,349
                                             ===========   ==========    =======    ========   =========

See accompanying notes to financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                       Statements of Stockholders' Equity

            Years ended December 31, 1997, 1996 and 1995 (continued)


                                                                                                                      Cumulative
                                                                                                                       foreign
                                                                                                                       currency
                                                                                                                      translation
                                                                               Additional                             adjustment,
                                            Preferred        Common stock         paid-in    Combined    Accumulated    net of
                                              stock     Series A     Series B     capital     equity      deficit       taxes
                                            ---------   ----------  ----------  ----------   ---------   -----------  -----------
                                                                                                    amounts in thousands
Balance at December 31, 1995                $      --      106,488      11,700  1,177,271           --       (75,036)      (8,550)
   Net loss                                        --           --          --         --           --      (130,420)          --
   Issuance of common stock                        --          473          --      9,517           --            --           --
   Foreign currency translation
      adjustment                                   --           --          --         --           --            --       34,696
   Change in unrealized holding
     loss for available-for-sale
     securities                                    --           --          --         --           --            --           --
   Change in due from related parties
    (note 14)                                      --           --          --         --           --            --           --
                                            ---------   ----------  ----------  ---------    ---------   -----------   ----------
Balance at December 31, 1996                       --      106,961      11,700  1,186,788           --      (205,456)      26,146
   Net loss                                        --           --          --         --           --      (120,349)          --
   Open market repurchases of common
      stock                                        --           --          --         --           --            --           --
   Issuances of common stock                       --           37          --        561           --            --           --
   Adjustment in connection with the
     issuance of ordinary shares by
     Flextech p.l.c. (note 9)                      --           --          --     98,555           --            --           --
   Foreign currency translation adjustment         --           --          --         --           --            --      (20,506)
   Change in due from related parties              --           --          --         --           --            --           --
                                            ---------   ----------  ----------  ---------    ---------   -----------   ----------
Balance at December 31, 1997                $      --      106,998      11,700  1,285,904           --      (325,805)       5,640
                                            =========   ==========  ==========  =========    =========   ===========   ==========


                                                Unrealized
                                                 holding
                                               losses for
                                                available-
                                                 for-sale    Treasury  Due from      Total
                                               securities,    stock,    related   stockholders'
                                               net of taxes  at cost   parties       equity
                                               ------------  --------  --------   -------------

Balance at December 31, 1995                         (152)         --      (372)   1,211,349
   Net loss                                            --          --        --     (130,420)
   Issuance of common stock                            --          --        --        9,990
   Foreign currency translation
      adjustment                                       --          --        --       34,696
   Change in unrealized holding
     loss for available-for-sale
     securities                                       152          --        --          152
   Change in due from related parties
    (note 14)                                          --          --   (159,769)   (159,769)
                                                ---------    --------   ---------  ---------
Balance at December 31, 1996                           --          --   (160,141)    965,998
   Net loss                                            --          --        --     (120,349)
   Open market repurchases of common
      stock                                            --     (42,014)       --      (42,014)
   Issuances of common stock                           --          --        --          598
   Adjustment in connection with the
     issuance of ordinary shares by
     Flextech p.l.c. (note 9)                          --          --        --       98,555
   Foreign currency translation adjustment             --          --        --      (20,506)
   Change in due from related parties                  --          --    82,029       82,029
                                                ---------    --------   -------    ---------
Balance at December 31, 1997                           --     (42,014)  (78,112)     964,311
                                                =========    ========   =======    =========


See accompanying notes to financial statements

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                                                             1997              1996            1995
                                                                       ---------------     -------------   -------------
                                                                                    amounts in thousands
                                                                                         (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                 $    (120,349)        (130,420)          30,041
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
        Depreciation and amortization                                         53,481           58,747           36,360
        Programming rights provision                                              --            8,706               --
        Stock compensation                                                    15,566           (3,185)           4,037
        Share of losses of Telewest                                          145,264          109,357           70,274
        Share of losses of Cablevision                                         3,377               --               --
        Share of losses of other affiliates                                   99,729           70,054           53,674
        Gain on issuance of stock by Telewest                                     --             (258)        (164,900)
        Gain on disposition of assets                                       (109,463)         (12,284)         (51,139)
        Recognized holding loss for available-for-sale
           securities                                                          1,194            6,575               --
        Minority interests' share of earnings (losses)                         8,616          (22,847)           4,000
        Unrealized foreign currency transaction losses
           (gains)                                                            (2,151)          (6,287)           1,761
        Accretion of discount on MultiThematiques
           Obligation                                                          2,911            5,751              271
        Deferred income tax expense (benefit)                                (62,407)         (48,444)          31,084
        Intercompany income tax expense (benefit)                              7,529          (10,187)          (4,881)
        Changes in operating assets and liabilities, net
           of the effect of acquisitions and the effects
           of the deconsolidation of Flextech p.l.c. and
           Cablevision:
             Change in receivables                                              (459)          (4,497)             210
             Change in film inventory and other prepaid
                expenses                                                      (2,800)         (12,168)         (32,064)
             Change in payables and accruals                                  (2,262)          15,876           33,844
        Net cash used in Flextech p.l.c.'s operating
           activities during one-month period ended
           September 30, 1995 (note 2)                                            --               --           (1,726)
                                                                       -------------    -------------    -------------
                 Net cash provided by operating activities             $      37,776           24,489           10,846
                                                                       -------------    -------------    -------------

                                                                   (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                  Years ended December 31, 1997, 1996 and 1995

                                                                              1997             1996              1995
                                                                       ---------------   ---------------   ---------------
                                                                                      amounts in thousands
Cash flows from investing activities:
   Effect of the deconsolidation of Flextech p.l.c.
     and Cablevision on cash and cash equivalents                      $       (39,097)               --               --
   Investments in and loans to affiliates and others                          (197,400)         (166,067)        (173,971)
   Cash paid for acquisitions, net                                             (23,559)          (62,177)        (170,309)
   Capital expended for property and equipment                                 (50,744)          (55,285)         (57,914)
   Cash paid to purchase minority interests                                         --            (4,636)         (24,735)
   Proceeds from dispositions of assets                                        175,842            72,099           98,895
   Proceeds from repayment of loans by affiliates
     and others                                                                 46,886            20,342            5,502
   Other, net                                                                      517            (2,296)           5,239
   Net cash used in Flextech p.l.c.'s investing
      activities during one-month period ended
      September 30, 1995 (note 2)                                                   --                --          (50,729)
                                                                       ---------------   ---------------   --------------
             Net cash used in investing activities                             (87,555)         (198,020)        (368,022)
                                                                       ---------------   ---------------   --------------
Cash flows from financing activities:
   Borrowings of debt                                                          206,360           179,353          314,696
   Repayments of debt                                                         (243,692)         (277,763)        (301,325)
   Issuance of debentures                                                           --           345,000               --
   Loan to Tele-Communications, Inc. ("TCI")                                  (102,000)         (336,375)              --
   Repayments received on loan to TCI                                          189,794           159,874               --
   Open market repurchases of common stock                                     (42,014)               --               --
   Net proceeds from initial public offering                                        --                --          301,343
   Net proceeds from issuance of common stock                                       --             9,990               --
   Payment of deferred financing costs                                            (950)           (9,524)          (2,105)
   Change in cash overdraft                                                      1,003                --               --
   Other changes in due from related parties                                    (2,914)            5,311           (4,082)
   Cash proceeds from issuance of shares by
       Flextech p.l.c.                                                              --                --           74,779
   Contributions from parent                                                        --                --           95,678
   Contributions from minority interest owners                                      --             4,822               --
   Net cash provided by Flextech p.l.c.'s financing
       activities during one-month period ended
       September 30, 1995 (note 2)                                                  --                --            8,707
                                                                       ---------------   ---------------   --------------
             Net cash provided by financing activities                           5,587            80,688          487,691
                                                                       ---------------   ---------------   --------------
Effect of exchange rate changes on cash                                             --             3,926           (3,142)
                                                                       ---------------   ---------------   ---------------
             Net increase (decrease) in cash and
                cash equivalents                                               (44,192)          (88,917)         127,373

             Cash and cash equivalents:
                Beginning of year                                               44,192           133,109            5,736
                                                                       ---------------   ---------------   --------------
                    End of year                                        $            --            44,192          133,109
                                                                       ===============   ===============   ==============

See accompanying notes to financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


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

         On July 18, 1995, TINTA completed its initial public offering (the "IPO"), in which 20,000,000 shares of Series A common stock, $1 par value per share ("Series A Common Stock") were sold to the public for aggregate cash consideration of $320.0 million, before deducting related expenses (approximately $18.7 million). The shares of TINTA's common stock owned by TCI at December 31, 1997 represented approximately 85% of the aggregate issued and outstanding common stock of TINTA and 92% of the aggregate voting interest represented by such issued and outstanding stock.

         In connection with the IPO, TINTA amended and restated its Certificate of Incorporation on July 12, 1995 to, among other things, (i) increase its authorized capital stock and (ii) divide its common stock into two series. At the same time, TINTA effected a reclassification pursuant to which the 1,000 shares of common stock held by TCI were reclassified and changed into 85,800,000 shares of Series A Common Stock and 11,700,000 shares of Series B common stock, $1 par value per share ("Series B Common Stock"). See note 12.

         TCI's common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock ("TCI Group Series A Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock, (collectively, the "TCI Group Common Stock"), Tele-Communications, Inc. Series A Liberty Group Common Stock ("Liberty Group Series A Stock"), Tele-Communications, Inc. Series B Liberty Group Common Stock, (collectively, the "Liberty Group Common Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock ("TCI Ventures Group Series A Stock") and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, (collectively, the "TCI Ventures Group Common Stock").

                                                                   (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

                          Notes to Financial Statements

         The TCI Group Common Stock is intended to reflect the separate performance of the "TCI Group," which is comprised of TCI's domestic distribution and communications businesses (other than the investments attributed to the TCI Ventures Group), and any other businesses and assets of TCI not attributed to either the Liberty Group or the TCI Ventures Group. The Liberty Group Common Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sales relating to programming services, informercials and transaction processing, and the operation of UHF television stations. The TCI Ventures Group Common Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. TINTA is a member of the TCI Ventures Group.

         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the TCI Ventures Group Common Stock which reflects the separate performance of the TCI Ventures Group. TCI's 85% equity interest in TINTA has been attributed to the TCI Ventures Group along with substantially all of TCI's non-cable and non-programming domestic assets. In connection with the formation of the TCI Ventures Group, the shares of TINTA common stock held by TCI were transferred to TCI Ventures Group, LLC ("TVG LLC"), a wholly-owned subsidiary of TCI, effective October 1, 1997. On September 10, 1997, TCI consummated an exchange offer (the "Exchange Offer") whereby TCI issued 377,322,600 shares (as adjusted for a dividend) of TCI Ventures Group Series A Stock and 32,532,800 shares (as adjusted for a dividend) of Tele-Communications, Inc. Series B TCI Ventures Group Common Stock in exchange for 188,661,300 shares of TCI Group Series A Stock and 16,266,400 shares of Tele-Communications, Inc. Series B TCI Group Common Stock, respectively.

         The most significant entities that are reflected in the Company's financial statements on a consolidated basis for the periods presented herein are engaged in (i) the multi-channel video and telecommunications distribution business (the "cable" business) in Puerto Rico and in Buenos Aires, Argentina (since the April 25, 1995 acquisition of Cablevision through September 30, 1997, see related discussion below) and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming" business) in the United Kingdom ("UK") and other parts of Europe in 1995 and 1996 through the Company's subsidiary, Flextech p.l.c. See related discussion below.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         The Company's ownership interest in the issued and outstanding share capital of Flextech p.l.c. (together with its consolidated subsidiaries, "Flextech") was 60.4% through May 1995, 48.8% from June 1995 through March 1996, 46.5% from April 1996 through March, 1997, 35.9% from April 1997 to July 1997, 36.3% from July 1997 to September 1997 and 36.8% from September 1997 to the present. The Company's voting interest in Flextech was 60.4% through May 1995, 50.9% from June 1995 through December 1996 and approximately 50% from January 1997 through the present.

         In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy to vote 960,850 Flextech ordinary shares ("Flextech Ordinary Shares") at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited formed two separate joint ventures (the "BBC Joint Ventures") and entered into certain related transactions. Such transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the maintenance of TINTA's voting interest in Flextech to approximately 50%. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting. See note 9.

         As further described in note 6, on October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision. Such sale reduced TINTA's interest in Cablevision to 26.24%. In light of TINTA's decreased ownership in Cablevision, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Effective January 1, 1997, the Company's three consolidated Puerto Rico entities were merged together into one surviving entity, the Puerto Rico Subsidiary. For purposes of this discussion, except to the extent the context otherwise requires, the term the "Puerto Rico Subsidiary" refers to the three consolidated Puerto Rico entities prior to such merger and the Puerto Rico Subsidiary following such merger.

         Due to timing considerations, Cablevision and Flextech were included in the Company's financial statements on a one-month time delay through the third quarter of 1995. The Company eliminated such time delay from its December 31, 1995 financial statements. See note 2.

         As further described in note 14, the accompanying statements of operations include certain allocated corporate expenses of TCI. Although such allocated corporate expenses are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the allocated amounts are reasonable.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

                   Revenue                                     $    4,502
                                                               ==========
                   Operating loss                              $   (2,488)
                                                               ==========
                   Net loss                                    $   (1,180)
                                                               ==========

(3)      Summary of Significant Accounting Policies

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Receivables

         Receivables are reflected net of an allowance for doubtful accounts. Such allowance was not material at December 31, 1997 and 1996.

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

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

         Changes in the Company's proportionate share of the underlying equity of a subsidiary or equity method investee, which result from the issuance of additional equity by such subsidiary or equity method investee, are generally recognized as gains or losses in the Company's statements of operations. See notes 8 and 9.

         Film Inventory

         Film inventory for Flextech as of December 31, 1996 includes exhibition and other exploitation rights acquired under license agreements or through production and output agreements. Such rights, along with the related obligation, were recorded at the face amount of the contract at the time the programming becomes available.

         Film inventory was carried at the lower of unamortized cost or net realizable value. Exhibition rights were amortized on a straight-line basis over the available runs in the contract period. Other exploitation rights were amortized based on the percentage that current year revenues bear to estimated future revenues on a program-by-program basis. Estimates of future revenues are periodically reviewed by management and revised when warranted by changing conditions, such as changes in the distribution marketplace or changes in the expected usage of a program.

         Property and Equipment

         Property and equipment is stated at cost, including acquisition costs allocated to tangible assets acquired. Construction and initial subscriber installation costs, including interest during construction, material, labor and applicable overhead, are capitalized. Interest capitalized during 1997, 1996 and 1995 was not material.

         Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 20 years for distribution systems (3 to 5 years for converters and in-home wiring and 10 to 20 years for the remaining components of the distribution system) and 3 to 40 years for support equipment and buildings (3 to 5 years for support equipment and 10 to 40 years for buildings and improvements).

         Repairs and maintenance are charged to operations, and additions are capitalized. At the time of ordinary retirements, sales or other dispositions of property, the original cost and cost of removal of such property are charged to accumulated depreciation, and salvage, if any, is credited thereto. Gains and losses are only recognized in connection with sales of systems in their entirety.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Franchise Costs and Other Intangible Assets

         Franchise costs and other intangible assets generally include the difference between the cost of acquiring cable, telephony and programming companies and amounts allocated to their tangible assets. Such amounts are amortized on a straight-line basis over their useful lives (10 to 40 years).

         Impairment of Long-Lived Assets

         The Company periodically reviews the carrying amount of its property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

         Foreign Currency Translation

         The functional currency of TINTA is the United States ("U.S.") dollar. The functional currency of the Company's foreign operations generally is the applicable local currency for each foreign subsidiary and equity method investee. In this regard, the functional currency of certain of TINTA's foreign subsidiaries and foreign equity investees is the Argentine peso, the UK pound sterling ("(pound)" or "pounds"), the French franc ("FF") and the Japanese yen ("(Y)"). All amounts presented herein with respect to operations in Argentina are stated in U.S. dollars because the Argentine government has maintained an exchange rate of one U.S. dollar to one Argentine peso since April of 1991. However, no assurance can be given that the Argentine government will maintain such an exchange rate in future periods. Assets and liabilities of foreign subsidiaries and equity investees are translated at the spot rate in effect at the applicable reporting date, and the combined statements of operations and the Company's share of the results of operations of its equity affiliates are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a separate component of equity.

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

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at December 31, 1997, as published in The Wall Street Journal.

         Foreign Currency Derivatives

         From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the combined statements of operations. At December 31, 1997 and 1996, the Company had no material deferred hedging gains or losses and was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

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

         Earnings (Loss) Per Common and Potential Common Share

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") in February of 1997. SFAS 128 establishes new computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common share holders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, etc.) as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from diluted EPS. TINTA adopted SFAS 128 as of December 31, 1997 and has restated all prior period EPS data, as required. SFAS 128 did not have a material impact on EPS for any period presented.

                                                                    (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         As described in note 1, TINTA changed its historical capital structure in connection with the IPO. The pro forma net earnings per share amount set forth in the accompanying combined statements of operations for the year ended December 31, 1995 was computed using historical earnings and a weighted average share number that reflects pro forma common shares outstanding of 97.5 million for the period ended on the July 18 closing date of the IPO and actual weighted average shares outstanding for the remainder of 1995. Accordingly, the calculation of the pro forma net earnings per share assumes weighted average shares outstanding of 106.8 million during the year ended December 31, 1995. The weighted average number of common shares used to compute the historical net loss per share for the years ended December 31, 1997 and 1996 was 116.2 million and 118.5 million, respectively. Potential common shares were not included in the weighted average common shares outstanding because their inclusion would be anti-dilutive.

         At December 31, 1997, 1996, and 1995, there were 14.9 million, 14.0 million and 1.4 million potential common shares, respectively, consisting of convertible securities and fixed and nonvested performance awards that could potentially dilute future EPS calculations in periods of net income. That number does not take into account the assumed number of shares that would be repurchased by the Company upon the exercise of the fixed and nonvested performance awards. No material changes in the weighted average outstanding shares or potential common shares occurred after December 31, 1997.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") was issued by the FASB in October 1995. Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. As allowed by Statement No. 123, the Company continues to account for stock-based employee compensation pursuant to Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). TINTA has included the disclosures required by Statement No. 123 in note 12.

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

         Reclassifications

         Certain amounts have been reclassified to conform with the 1997 presentation.


                                                                   (continued)
                                     II-34

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(4)      Supplemental Disclosures to Statements of Cash Flows

         Cash paid for interest was $27.0 million, $20.4 million and $17.1 million for years ended December 31, 1997, 1996 and 1995, respectively. Cash paid for income taxes was $11.7 million and $12.5 million during the years ended December 31, 1997 and 1996 and was not material during the year ended December 31, 1995.

         The net cash paid by the Company for acquisitions is as follows:

                                                                             Years ended December 31,
                                                                -----------------------------------------------
                                                                     1997             1996             1995
                                                                -------------     -------------    ------------
                                                                               amounts in thousands
         Recorded value of assets acquired                      $      63,556           229,656         542,638
         Issuance of notes payable                                         --           (51,727)        (86,755)
         Liabilities assumed (including debt of $32.3 million
           in 1997 and deferred income tax liabilities of
           $36.6 million and $174.7 million in 1996 and 1995,
           respectively)                                              (38,482)          (72,529)       (285,574)
         Increase in minority interests in equity of
           subsidiaries                                                (1,515)          (43,223)             --
                                                                -------------     -------------   -------------

         Cash paid for acquisitions                             $      23,559            62,177         170,309
                                                                =============     =============   =============

         The effects of changing the method of accounting for the Company's ownership interest in Flextech and Cablevision from the consolidation method to the equity method at their respective dates of deconsolidation are summarized below (amounts in thousands):

                Change to equity investments                           $     (310,198)
                Decrease in property and equipment, net                       164,330
                Decrease in franchise costs and other intangible
                    assets, net                                               633,649
                Decrease in other assets                                      108,310
                Decrease in debt                                             (164,245)
                Decrease in deferred income tax liabilities                  (226,617)
                Decrease in other liabilities                                 (93,049)
                Decrease in minority interests in equity of
                    subsidiaries                                             (151,277)
                                                                       --------------
                Decrease in cash and cash equivalents                  $      (39,097)
                                                                       ==============

         For a description of certain non-cash transactions, see notes 9, 13 and 14.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(5)      Acquisitions

         (a)      Caguas Acquisition

                  On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.0 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems ("Caguas") which the Company did not already own (the "Caguas Acquisition"). In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into a new reducing revolving bank credit facility (the "Puerto Rico Bank Facility") and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness. See note 11.

         (b)      OCC Acquisition

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

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         (c)      IFE Acquisitions

                  On April 22, 1996, Flextech acquired from International Family Entertainment, Inc. ("IFE") (i) the 61% ownership interest in Maidstone Broadcasting, which Flextech did not already own and
                  (ii) a 100% ownership interest in TVS Television Limited. Excluding liabilities assumed, the total consideration paid by Flextech to acquire such ownership interests was (pound)31.4 million ($47.8 million using the applicable exchange rate), of which (pound)3.0 million ($4.5 million using the applicable exchange rate) was paid in cash and the remaining balance was satisfied by Flextech's issuance of 5,792,008 convertible non-preference shares (the "IFE Consideration Shares"). In connection with the above-described transactions (collectively, the "IFE Acquisitions"), TINTA granted to IFE the right to put the IFE Consideration Shares to TINTA under certain circumstances. Due primarily to the Company's contingent purchase obligations under the above-described put option, the Company recognized no gain in connection with the dilution of the Company's ownership interest in Flextech that resulted from the issuance of the IFE Consideration Shares. Accordingly, the full value ascribed to the IFE Consideration Shares was reflected as an increase to "Minority interests in equity of subsidiaries" as set forth in the accompanying December 31, 1996 consolidated balance sheet. In connection with the BBC Joint Ventures and certain related transactions, all of the IFE Consideration Shares were converted into Flextech Ordinary Shares thereby eliminating TINTA's put obligation with respect to such shares. See note 9.

(6)      Cablevision

         On April 25, 1995, the Company acquired a 51% ownership interest in Cablevision for an adjusted purchase price of $282.0 million, before liabilities assumed (the "Cablevision Acquisition"). The purchase price was paid with cash consideration of $195.2 million (including a previously paid $20 million deposit) and the Company's issuance of $86.8 million principal amount of secured negotiable promissory notes payable (the "Cablevision Notes") to the selling shareholders. The Cablevision Notes were repaid in their entirety during 1997.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. (together with CEI, the "Cablevision Buyers") for cash proceeds of $120 million ($21 million of which was received during the third quarter of 1997). In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Cablevision Buyers for $80 million in cash and notes receivable with an aggregate principal amount of $240 million, plus accrued interest at LIBOR, due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions (collectively, the "Cablevision Sale") further reduced TINTA's interest in Cablevision to 26.24%. Pending its use by TINTA, $102 million of proceeds from the Cablevision Sale were loaned to TCI pursuant to an unsecured promissory note. See note 14. TINTA recognized a gain of $48.8 million (excluding related tax expense of $17.1 million) on the Cablevision Sale. TINTA will continue to have the right to manage Cablevision (pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale), and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. The Cablevision Buyers also purchased the additional 39% interest in Cablevision that TINTA had the right to acquire. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Prior to 1997, none of Cablevision's post-acquisition operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's net assets. During the second quarter of 1997, Cablevision's net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, TINTA began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since the April 25, 1995 acquisition date, TINTA would have allocated an additional $12.9 million, $15.9 million, and $11.7 million during the nine months ended September 30, 1997, the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, respectively, of Cablevision's net earnings to the minority interest. As described above, TINTA, effective October 1, 1997, ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. Accordingly, the minority interests' share of net earnings for Cablevision are no longer included in the Company's statement of operations.

         The $154.1 million excess of the Company's aggregate historical cost basis in Cablevision over the Company's proportionate share of Cablevision's net assets is being amortized over an estimated useful life of 20 years.


                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Summarized financial information for Cablevision at December 31, 1997 and for the period Cablevision's operations have been accounted for under the equity method is as follows:

                                                                     December 31,
                                                                         1997
                                                                 --------------------
                                                                 amounts in thousands
         Consolidated Financial Position
              Cash                                                $           7,933
              Investments                                                   232,382
              Property and equipment, net                                   132,068
              Franchise costs and other assets, net                         635,858
                                                                  -----------------
                   Total assets                                   $       1,008,241
                                                                  =================

              Debt                                                $         809,261
              Other liabilities                                             109,973
              Shareholder's equity                                           89,007
                                                                  -----------------
                   Total liabilities and equity                   $       1,008,241
                                                                  =================

                                                                  Three months ended
                                                                   December 31, 1997
                                                                 --------------------
         Consolidated Operations                                 amounts in thousands
              Revenue                                             $          62,367
              Operating, selling, general and
                  administrative expenses                                   (40,208)
              Depreciation and amortization                                 (15,767)
                                                                  -----------------
                  Operating income                                            6,392

              Interest expense                                              (14,124)
              Other, net                                                      2,296
                                                                  -----------------
                  Net loss                                        $          (5,436)
                                                                  =================

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(7)     Dispositions

        On October 17, 1995, IVS Cable Holdings Limited ("IVS"), a consolidated subsidiary of Flextech, completed the sale of a group of cable television subsidiaries to an unaffiliated third party for aggregate cash proceeds of (pound)62.6 million ($98.9 million using the applicable exchange rate) (the "IVS Subsidiary Sale"). Following the IVS Subsidiary Sale, IVS's only remaining cable television asset consisted of its 59.2% ownership interest in Jersey Cable Limited ("Jersey"), which owns the cable television franchise for the area of Jersey, Channel Islands. Flextech, which, at the time, indirectly owned 91.7% of IVS, received (pound)59.3 million ($93.7 million using the applicable exchange rate) of the cash proceeds from the IVS Subsidiary Sale. In connection with the IVS Subsidiary Sale, (i) Flextech paid (pound)3.3 million ($5.4 million) to acquire the remaining minority interest in IVS that was not already owned by Flextech (the "IVS Minority Interest Buyout"), (ii) IVS received cash and notes receivable aggregating (pound)663,000 ($1.1 million) as consideration for the sale of Flextech's ownership interest in Jersey to the former minority interest owners of IVS (the "Jersey Sale"), and (iii) IVS received (pound)643,000 ($1.1 million) in repayment of Jersey's intercompany payable to IVS. Flextech's aggregate $1.7 million loss (before deducting the minority interests' share) on the Jersey Sale and the IVS Minority Interest Buyout were reflected as a reduction of the $52.8 million non-operating gain (before deducting the minority interests' share) that was recognized by the Company during the fourth quarter of 1995 in connection with the IVS Subsidiary Sale.

(8)     Investment in Telewest

        At December 31, 1997, the Company indirectly owned through TW Holdings, L.L.C., an entity in which TINTA and certain affiliates of U S WEST, Inc. (the "U S WEST Affiliates") each hold an indirect 50% ownership interest, 132,638,250 or 26.7% of Telewest's convertible preference shares, 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of Telewest's ordinary shares, and 26.6% of Telewest's aggregate convertible preference and ordinary share capital. The rights and privileges of Telewest's convertible preference shares are similar to those of the Telewest ordinary shares except that the Telewest convertible preference shares may only be voted upon resolutions involving the winding up of Telewest or resolutions involving any modification of the rights or privileges of the Telewest convertible preference shares. In accordance with the requirements of the London Stock Exchange, the Telewest convertible preference shares are convertible into Telewest ordinary shares on a one-for-one basis only to the extent that, following conversion, at least 25% of the Telewest ordinary shares remain publicly held. In connection with the formation of TW Holdings, L.L.C., the Company and the U S WEST Affiliates entered into certain agreements which contain provisions regarding, among other matters, the voting and disposition of the Telewest ordinary and convertible preference shares, which shares represent the only assets of TW Holdings, L.L.C.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         On October 3, 1995, the merger of Telewest's predecessor ("Old Telewest") and SBC CableComms (UK) ("SBCC") was consummated whereby a new entity, Telewest (formerly Telewest plc), acquired all of the outstanding share capital of Old Telewest and SBCC (the "SBCC Transaction"). The SBCC Transaction effectively resulted in the conversion of the Company's 37.8% indirect ownership interest in Old Telewest into a 26.8% indirect ownership interest in Telewest. As a result of the SBCC Transaction, and the associated dilution of the Company's ownership interest in Telewest, the Company recognized a non-cash gain of $164.9 million (before deducting estimated deferred income taxes of $57.7 million) during the fourth quarter of 1995. In connection with the SBCC Transaction, Telewest received $1.2 billion of net cash proceeds from the issuance of U.S. dollar denominated senior debentures having an aggregate principal amount of $1.8 billion at maturity (the "Telewest Debentures"). As a result of Telewest's issuance of the Telewest Debentures, changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the years ended December 31, 1997 and 1996 and 1995, Telewest experienced unrealized foreign currency transaction gains (losses) of $(39.1 million), $1.7 million and $(23.0 million) respectively, with respect to the Telewest Debentures.

         On December 31, 1997, the reported closing price on the London Stock Exchange of the Telewest ordinary shares was (pound)0.70 per share ($1.16 per share).

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6431 to 1, 1.5718 to 1 and 1.5799 to 1 during the years ended December 31, 1997, 1996 and 1995, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6508 to 1 and 1.7125 to 1 at December 31, 1997 and 1996
         respectively.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Summarized financial information for Telewest is as follows:

                                                                             December 31,
                                                                --------------------------------------
                                                                      1997                 1996
                                                                ----------------    ------------------
                                                                         amounts in thousands
          Consolidated Financial Position
              Cash and receivables, net                         $        151,812               241,117
              Investments                                                140,243               162,816
              Property and equipment, net                              2,801,658             2,478,030
              Franchise costs and other assets, net                      870,701               956,910
                                                              ------------------    ------------------
                   Total assets                                 $      3,964,414             3,838,873
                                                                ================    ==================
              Debt                                              $      2,255,516             1,505,713
              Other liabilities                                          495,353               499,635
              Shareholders' equity                                     1,213,545             1,833,525
                                                              ------------------    ------------------
                   Total liabilities and equity                 $      3,964,414             3,838,873
                                                                ================    ==================

                                                                        Years ended December 31,
                                                           -------------------------------------------------
                                                                 1997            1996              1995
                                                           ---------------  ---------------  ---------------
                                                                          amounts in thousands
          Consolidated Operations
              Revenue                                      $      634,671          455,923           228,744
              Operating, selling, general and
                 administrative expenses                         (553,255)        (454,458)         (264,014)
              Depreciation and amortization                      (334,410)        (245,566)         (107,233)
                                                           --------------   --------------    --------------

                   Operating loss                                (252,994)        (244,101)         (142,503)

              Interest expense                                   (232,710)        (164,757)          (42,101)
              Interest income                                      13,063           26,163            24,718
              Share of losses of affiliates                       (35,650)         (25,076)          (20,186)
              Foreign exchange gain (loss)                        (39,114)           1,670           (23,029)
              Other, net (including realized loss
                 on interest rate swap of $13,601,000
                 in 1995)                                           1,368              242           (14,184)
                                                           --------------   --------------    --------------
                   Net loss                                $     (546,037)        (405,859)         (217,285)
                                                           ==============   ==============    ==============



                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(9)      Investments in Other Affiliates

         The Company's affiliates other than Telewest and Cablevision (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries. Most of the Other Affiliates have incurred net losses since their respective inception dates. As such, substantially all of the Other Affiliates are dependent upon external sources of financing and capital contributions in order to meet their respective liquidity requirements.

         The Company and/or other subsidiaries of TCI have guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At December 31, 1997, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated $26 million.

         Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

         Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company and/or other subsidiaries of TCI have guaranteed the performance of the Company's subsidiary that directly holds the related investment. See note 14.

         The following table reflects the Company's carrying value (including receivables) of the Other Affiliates:

                                                                                Carrying value
                                                                         -----------------------------
                                                                                    December 31,
                                                                         -----------------------------
                                                                             1997             1996
                                                                         ------------     -------------
                                                                              amounts in thousands
           Flextech (a)                                                $     261,453                --
           Liberty/TINTA LLC ("Liberty/TINTA")(b)                            127,574            63,227
           MultiThematiques S.A. ("MultiThematiques") (c)                     68,335            84,007
           Jupiter Telecommunications
              Co., Ltd. ("Jupiter") (d)                                       49,197            47,251
           United International Investments ("UII") (e)                       26,966            25,598
           Bresnan International Partners (Poland), L.P. ("BIP
              Poland") (f)                                                    26,110            27,951
           Bresnan International Partners (Chile), L.P. ("BIP
              Chile") (g)                                                     22,863            34,408
           Jupiter Programming Co., Ltd. ("JPC") (h)                          15,582             8,552
           Flextech Affiliates (i)                                                --           129,563
           Other                                                               4,245             1,296
                                                                       -------------     -------------
                                                                            $602,325           421,853
                                                                       =============     =============

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

     (a)      Flextech

              At December 31, 1997, the Company owned 57,889,033 Flextech Ordinary Shares representing 36.8% of the issued and outstanding Flextech share capital and 50% of the aggregate voting interests attributable to such Flextech share capital. Flextech is engaged in the distribution and production of programming for multichannel video distribution systems in the UK and other parts of Europe.

              On June 5, 1995, Flextech completed the sale of newly issued Flextech Ordinary Shares and newly issued convertible non-preference shares ("Flextech Non-Preference Shares") to subsidiaries of Hallmark Cards Incorporated ("Hallmark") (the "Hallmark Subscription") and U S WEST, Inc. ("U S WEST") (the "U S WEST Subscription") in exchange for (pound)48.4 million ($77.2 million using the applicable exchange rate) in cash and convertible redeemable preferred shares of Thomson Directories Limited, respectively. The Hallmark Subscription and the U S West Subscription are collectively referred to herein as the "Flextech Transactions".

              In connection with the Flextech Transactions, the Company recorded a $50.9 million increase to "Additional paid-in capital" and a $93.2 million increase to "Minority interests in equity of subsidiaries." No gain was recognized due primarily to the existence of TINTA's contingent obligations to purchase Flextech Non-Preference Shares and/or Flextech Ordinary Shares from subsidiaries of U S WEST and Hallmark.

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

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

     In connection with the April 1997 formation of the two BBC Joint Ventures, Flextech acquired from the other shareholders of UK Living Limited ("UKLL") and UK Gold Television Limited ("UKGL") all of the share capital in those two companies not already owned by Flextech and the Company through the issuance of 34,954,713 new Flextech Ordinary Shares, valued at (pound)7.20 ($11.89) per share for U.S. financial reporting purposes. One joint venture with BBC Worldwide (the "Principal Joint Venture") will operate and launch a number of new subscription television channels for distribution in the UK and Ireland. Flextech and BBC Worldwide each have a 50% interest in this venture. The other joint venture (the "Second Joint Venture") acquired 65% of the share capital of UKGL from Flextech, with put and call arrangements over the remaining 35% of such share capital. The Second Joint Venture will operate and develop UKGL, and both Flextech and BBC Worldwide have a 50% interest in that venture.

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

     As described below, Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($16.5 million).

     If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment"). In addition to Flextech's April 1997 purchase of (pound)22 million ($36.3 million) of ordinary shares in the Principal Joint Venture, Flextech is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($145.3 million) and, subject to certain restrictions, a standby credit facility of (pound)30 million ($49.5 million).

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

     On July 7, 1997, TINTA purchased from certain officers of Flextech 748,435 Flextech Ordinary Shares for a per share price of (pound)6.225 ($10.29 at the applicable exchange rate) and on September 29, 1997, TINTA purchased 800,000 Flextech Ordinary Shares for a per share price of (pound)6.05 ($9.76 at the applicable exchange rate). As a result of such purchases, TINTA's ownership interest in the issued and outstanding share capital of Flextech increased from 35.9% to 36.3% on July 7, 1997 and from 36.3% to 36.8% on September 29, 1997.

     The $20.3 million excess of the Company's aggregate historical cost basis in Flextech over the Company's proportionate share of Flextech's net assets is being amortized over an estimated useful life of 20 years.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

          Based upon the (pound)5.27 ($8.70) per share closing price of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (pound)305 million ($503 million) at December 31, 1997.

(b)       Liberty/TINTA

          Effective April 29, 1996, TINTA, Liberty Media Corporation ("Liberty") and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership, ("Fox Sports International"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas. News Corp. owns a 50% interest in Fox Sports International with the remaining 50% owned by Liberty/TINTA, a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty. TINTA contributed to Liberty/TINTA its 35% equity interest in Torneos y Competencias S.A. ("Torneos"), an Argentinean sports programming production company, and Liberty contributed to Liberty/TINTA its interests in Latin American and Australian Sports programming services and its rights under various television sports programming agreements. Liberty/TINTA contributed such non-cash assets contributed to it by TINTA and Liberty to Fox Sports International. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in Fox Sports International. The Company's share of earnings (losses) of Torneos prior to its contribution to Liberty/TINTA have been included with Liberty/TINTA in the table below. During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. In addition, as of December 31, 1997, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million and purchased a direct 5% interest in Torneos for $12 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at some future date.

          The $43.1 million excess of the Company's aggregate historical cost basis in Liberty/TINTA over the Company's 50% proportionate share of Liberty/TINTA's net assets is being amortized over an estimated useful life of 20 years.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(c)       MultiThematiques

          On December 13, 1995, TINTA invested in MultiThematiques, a newly formed European programming company that is one-third-owned by each of the Company and two French media companies, CANAL + S.A. ("Canal +") and Havas Images ("Havas") (formerly Generale d'Images S.A.). On December 13, 1995, (i) TINTA contributed to MultiThematiques 123.1 million French francs ("FF") ($24.7 million at the applicable exchange rate), (ii) Canal + and Havas contributed to MultiThematiques a combined 70% interest in Planete (a French documentary channel), a combined 85% interest in Canal Jimmy (a lifestyle and entertainment channel targeted at young male audiences) and a combined 60% interest in each of two movie services, Cine Cinema (featuring recent movies) and Cine Cinefil (featuring classic movies), and (iii) Canal + contributed to MultiThematiques a 50% ownership interest in Cine Classics, a start-up classic movie service in Spain. In addition, TINTA contributed FF105.0 million ($20.4 million at the applicable exchange rate) and FF100.0 million ($19.5 million at the applicable exchange rate) and FF164.0 million ($30.3 million at the applicable exchange rate) on December 13, 1996, February 13, 1997 and December 13, 1997, respectively, to MultiThematiques.


          TINTA's obligation to make the above-described additional FF 369.1 million in contributions was viewed as additional consideration to be paid by TINTA to acquire its one-third interest in MultiThematiques. Accordingly, the U.S. dollar equivalent of the estimated net present value (using a discount rate of 10%) of such contributions was reflected as a liability (the "MultiThematiques Obligation") in the accompanying consolidated balance sheet at December 31, 1996. During the years ended December 31, 1997 and 1996 and from December 13, 1995 through December 31, 1995, the Company experienced realized and unrealized foreign currency transaction gains (losses) with respect to the MultiThematiques Obligation of $991,000, $3.3 million and $(968,000), respectively. The $58.6 million excess of the Company's investment in MultiThematiques over the Company's proportionate share of MultiThematiques' net assets is being amortized over an estimated useful life of twenty years. The majority of such excess was created in connection with the recognition of the MultiThematiques Obligation.

          TINTA, Canal + and Havas have each agreed not to dispose of any shares in MultiThematiques prior to November 21, 1999. Thereafter, each shareholder may sell all (but not less than all) of its shares to a third party subject to a pro rata right of first refusal by the non-selling shareholders. In the event that any two shareholders propose to sell their shares of MultiThematiques or jointly receive an offer to purchase such shares, the other shareholder has the right to participate in such sale by selling its shares to the prospective buyer on the same terms.


                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(d)       Jupiter

          On January 18, 1995, the Company and Sumitomo Corporation ("Sumitomo"), a company incorporated in Japan, formed Jupiter for the purpose of owning and operating cable television and telephony businesses in Japan and other parts of Asia. The Company and Sumitomo own 40% and 60%, respectively of Jupiter. The functional currency of Jupiter is the Japanese yen. Through December 31, 1997, the Company had made aggregate contributions to Jupiter of (Y)11.1 billion ($101.2 million at the applicable exchange rates).

          The Company estimates that Jupiter will require additional funding for the acquisition of additional franchises and the development of its network, which additional funding may be significant. The Company anticipates that the additional funding will be obtained through a combination of capital contributions by the Company and Sumitomo, on a pro rata basis, and to the extent available on acceptable terms, debt financing by Jupiter.

(e)       UII

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

          At December 31, 1997, UII owned approximately 50.0%, 46.6% and 45.0% of Melita, Tevel and PHL, respectively. Through UII, the Company owned 50.0%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests.

          The $13.1 million excess of the Company's aggregate historical cost basis in UII over the Company's proportionate share of UII's net assets is being amortized over an estimated useful life of 20 years.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(f)       BIP Poland

          As of December 31, 1997, the Company has general and limited partnership interests in BIP Poland of 0.5% and 43.45%, respectively. Prior to December 31, 1996, the Company had general and limited partnership interests in BIP Poland of 0.5% and 79.5%, respectively. BCI Poland, Inc. ("BCI Poland"), an entity in which the Company has no ownership interest, has a 20% general partnership interest in BIP Poland. BCI Poland is the managing general partner of BIP Poland. Due to the veto powers of BCI Poland, the Company accounts for its interest in BIP Poland using the equity method of accounting. Through its acquired operating subsidiaries and affiliates, BIP Poland is engaged in the cable business in Poland. The functional currency of BIP Poland is the U.S. dollar.

          The Company loaned funds to BIP Poland pursuant to a 12% subordinated credit note (the "Poland Subordinated Credit Note") due on December 31, 2004. On December 31, 1996, pursuant to an amended and restated agreement of limited partnership of BIP Poland, (i) TINTA converted the principal balance of the Poland Subordinated Credit Note ($23.8 million) to equity and made an additional equity contribution of $10 million and (ii) BCI Poland contributed $18.5 million to BIP Poland, thereby reducing TINTA's ownership percentage from 80% to 43.95%. The amended and restated agreement of limited partnership also provides that each partner shall earn a return of 15% per annum on the average of such partner's Unreturned Capital (as defined). Through December 31 ,1997, the Company's Unreturned Capital in BIP Poland was $34.8 million.

(g)       BIP Chile

          The Company owns general and limited partnership interests in BIP Chile of 0.5% and 79.5%, respectively. BCI Chile, Inc. ("BCI Chile"), an entity in which the Company has no ownership interest, owns a 20% general partnership interest in BIP Chile. BCI Chile is the managing partner of BIP Chile. BIP Chile has an indirect 50% ownership interest in Cordillera Comunicaciones Limitada ("Cordillera"). Due to the veto powers of BCI Chile, the Company accounts for its investment in BIP Chile using the equity method of accounting. The functional currency of BIP Chile is the U.S. dollar, while the functional currency of Cordillera is the Chilean peso.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

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

          The Company has loaned funds to BIP Chile pursuant to a 12% subordinated credit note (the "Chile Subordinated Credit Note") due December 31, 2004. The outstanding principal pursuant to the Chile Subordinated Credit Note of $60.8 million and $61.8 million was included in the Company's investment in BIP Chile at December 31, 1997 and 1996, respectively.

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

(h)       JPC

          In February 1996, the Company and Sumitomo formed a joint venture to create Japan's first multi-channel programming company. The new company, JPC, is owned equally (50/50) by the Company and Sumitomo. As of December 31, 1997, the Company has made contributions to JPC of
          (Y)3.9 billion ($33.3 million using the applicable exchange rate). Additionally, during 1996, the Company and Sumitomo contributed their respective 18% and 82% ownership interests in the Cable Soft Network to JPC. The Company made an equalizing payment in the amount of (Y)444 million ($4.0 million using the applicable exchange rate) in connection with the above-described contribution of the Cable Soft Network.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(i)       Flextech Affiliates

          Due to the January 1, 1997 deconsolidation of Flextech described in
          (a) above, Flextech's equity method affiliates (the "Flextech Affiliates") are no longer included with the Other Affiliates, but are included with Flextech.

Other

Asia Business News (Singapore) PTE Ltd.

On December 31, 1997, the Company surrendered all of its shares of Asia Business News (Singapore) PTE Ltd. ("ABN") in exchange for a $25 million unsecured note receivable from ABN (the "ABN Note"). The ABN Note is due on December 31, 2012. Interest accrues on the ABN Note beginning December 31, 1999 at the rate of 7% per annum. Due to uncertainty regarding collection of the ABN Note, the Company recorded the ABN Note at an amount equal to its investment in ABN as of the date of conversion. No gain was recognized on the above transaction. The ABN Note has been included with "Other investments" in the consolidated balance sheet at December 31, 1997.

Sky Network Television New Zealand, Ltd.

On September 26, 1997, the Company sold its indirect 13% interest in Sky Network Television New Zealand, Ltd. ("Sky") for cash proceeds of $53.0 million. TINTA owned its interest in Sky through a 25.5% ownership interest in HKP Partners of New Zealand. The Company's basis in its interest in Sky prior to the sale had been taken to a negative $5.4 million, as a result, the Company recognized a gain on such sale of $58.4 million.

Telewest Europe Group

During the fourth quarter of 1996, the Company received a cash distribution of $2.6 million and recognized a gain of $13.0 million in connection with the dissolution of the Telewest Europe Group.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         The following table reflects the Company's share of earnings (losses) of the Other Affiliates:

                                                                         Years ended December 31,
                                                        ---------------------------------------------------------
                                                              1997                 1996                1995
                                                        ---------------      ----------------     ---------------
                                                                           amounts in thousands
         Jupiter                                        $        (23,371)            (14,415)             (7,137)
         JPC                                                     (17,995)             (5,759)                 --
         Liberty/TINTA                                           (16,153)            (14,895)               (950)
         Flextech                                                (15,678)                 --                  --
         MultiThematiques                                        (12,383)             (3,176)               (282)
         ABN                                                     (12,314)             (9,427)             (7,054)
         BIP Chile                                                (4,087)             (5,395)             (5,939)
         BIP Poland                                               (3,383)             (4,185)             (1,270)
         Flextech Affiliates                                          --              (2,726)            (13,510)
         Other                                                     5,635             (10,076)            (17,532)
                                                        ----------------     ---------------     ---------------
                                                        $        (99,729)            (70,054)            (53,674)
                                                        ================     ===============     ===============

         Summarized financial information of the Other Affiliates by geographic region for the periods in which they were accounted for under the equity method are as follows:

                                                                             December 31, 1997
                                                       --------------------------------------------------------------
                                                                                         Latin America
                                                                         Asia and           and The
                                                       Europe (a)        Australia         Caribbean           Total
                                                       ----------        ---------       --------------        -----
           Combined Financial Position                                         amounts in thousands
           ---------------------------
              Cash and receivables, net                $  180,418            74,909            29,378          284,705
              Investments                                 457,001            40,034            63,056          560,091
              Property and equipment, net                  55,580           193,880                --          249,460
              Intangible and other assets, net            362,177            73,858               669          436,704
                                                       ----------        ----------        ----------        ---------

                    Total assets                       $1,055,176           382,681            93,103        1,530,960
                                                       ==========        ==========        ==========        =========

              Debt                                     $  183,530           173,285            60,746          417,561
              Other liabilities                           157,506            75,685             3,833          237,024
              Owners' equity                              714,140           133,711            28,524          876,375
                                                       ----------        ----------        ----------        ---------

                    Total liabilities and equity       $1,055,176           382,681            93,103        1,530,960
                                                       ==========        ==========        ==========        =========

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

                                                                   December 31, 1996
                                              -----------------------------------------------------------
                                                                               Latin America
                                                              Asia and           and The
                                              Europe (a)      Australia        Caribbean (b)        Total
                                              ----------      ---------        --------------       -----
Combined Financial Position                                        amounts in thousands
---------------------------
   Cash and receivables, net                $    278,352             83,672           30,590          392,614
   Investments                                    57,750             49,325           72,908          179,983
   Property and equipment, net                   101,612            158,924           13,019          273,555
   Intangible and other assets, net              293,061            118,083            6,413          417,557
                                            ------------      -------------     ------------       ----------

         Total assets                       $    730,775            410,004          122,930        1,263,709
                                            ============      =============     ============       ==========

   Debt                                     $    162,814            171,248           99,496          433,558
   Other liabilities                             200,069            107,653            7,807          315,529
   Owners' equity (deficit)                      367,892            131,103           15,627          514,622
                                            ------------      -------------     ------------       ----------

         Total liabilities and equity       $    730,775            410,004          122,930        1,263,709
                                            ============      =============     ============       ==========

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

                                                              Year ended December 31, 1997
                                              ------------------------------------------------------------
                                                                               Latin America
                                                              Asia and           and The
                                              Europe (a)      Australia        Caribbean (b)       Total
                                              ----------      ---------        --------------      -----
Combined Operations                                                 amounts in thousands
-------------------
   Revenue                                  $    279,755           269,349             4,660       553,764
   Operating, selling, general and
      administrative expenses                   (329,295)         (308,507)           (3,091)     (640,893)
   Depreciation and amortization                 (21,153)          (18,335)           (1,361)      (40,849)
                                            ------------      -------------     ------------    ----------
           Operating income (loss)               (70,693)          (57,493)              208      (127,978)
   Interest income (expense), net                  5,326           (13,700)           (6,481)      (14,855)
   Other, net                                     (3,650)          (26,171)          (33,122)      (62,943)
                                            ------------      -------------     ------------    ----------
           Net loss                         $    (69,017)          (97,364)          (39,395)     (205,776)
                                            ============      =============     ============    ==========

                                                               Year ended December 31, 1996
                                              ------------------------------------------------------------
                                                                               Latin America
                                                                Asia and         and The
                                              Europe (a)        Australia      Caribbean (c)       Total
                                              ----------        ---------      --------------      -----
Combined Operations                                                amounts in thousands
-------------------
   Revenue                                  $    418,874            165,925           24,262       609,061
   Operating, selling, general and
      administrative expenses                   (437,048)          (190,836)         (16,882)     (644,766)
   Depreciation and amortization                 (18,330)           (32,365)          (3,411)      (54,106)
                                            ------------      -------------     ------------    ----------
           Operating income (loss)               (36,504)           (57,276)           3,969       (89,811)
   Interest expense, net                          (7,623)           (11,885)         (11,199)      (30,707)
   Other, net                                     25,706                (86)         (31,866)       (6,246)
                                            ------------      -------------     ------------    ----------
           Net loss                         $    (18,421)           (69,247)         (39,096)     (126,764)
                                            ============      =============     ============    ==========

                                                              Year ended December 31, 1995
                                              ------------------------------------------------------------
                                                                                Latin America
                                                                Asia and           and The
                                              Europe (a)        Australia         Caribbean        Total
                                              ----------        ---------       --------------     -----
Combined Operations                                                 amounts in thousands
-------------------
   Revenue                                    $     333,487          84,445            28,911      446,843
   Operating, selling, general and
      administrative expenses                      (347,204)        (90,817)          (22,369)    (460,390)
   Depreciation and amortization                    (19,851)        (26,861)           (3,617)     (50,329)
                                              -------------     -------------     -----------     --------
           Operating income (loss)                  (33,568)        (33,233)            2,925      (63,876)

   Interest expense, net                            (20,966)         (9,065)          (11,148)     (41,179)
   Other, net                                           995          (1,672)           (4,426)      (5,103)
                                              -------------     -------------     -----------     --------
           Net income (loss)                  $     (53,539)        (43,970)          (12,649)    (110,158)
                                              =============     =============     ===========     ========

--------------------

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

       (a) The summarized combined financial position at December 31, 1997 includes the financial position of Flextech. The summarized combined operations for the year ended December 31, 1997 includes the results of operations of Flextech but excludes the results of operations of the Flextech Affiliates. The summarized combined financial position at December 31, 1996 includes the financial position of the Flextech Affiliates. The summarized combined operations for the years ended December 31, 1996 and 1995 include the results of the Flextech Affiliates. See related discussion above.

       (b) The summarized operating results of Caguas are included in the combined operations through May 1, 1997, the date that the Company acquired the 50% ownership in Caguas which the Company did not already own. See note 5. The financial position of Caguas at December 31, 1996, is included in the summarized combined financial position at December 31, 1996.

       (c) The summarized operating results of Torneos are included in the combined operations through April 29, 1996, the date of TINTA's contribution of its 35% ownership interest in Torneos to Fox Sports International.

(10)   Other Investments

       The components of other investments are as follows (amounts in thousands):

                                              December 31,
                                       --------------------------
                                         1997              1996
                                       --------          --------
       DTH Ventures (a)                $ 24,933            17,945
       Other                              8,079             2,928
                                       --------           -------
                                       $ 33,012            20,873
                                       ========           =======

       (a)      DTH Ventures

                TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through December 31, 1997, TINTA had contributed $24.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions to the DTH Ventures.

       During 1997 and 1996, holding losses on certain available-for-sale securities were determined to be other than temporary. Accordingly, the Company recognized losses of $1.2 million and $6.6 million during 1997 and 1996, respectively, with respect to such securities.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(11)     Debt

         The components of debt are as follows:

                                                       December 31,
                                                  ---------------------
                                                    1997         1996
                                                  --------     --------
                                                  amounts in thousands
         TINTA:
           Debentures (a)                         $345,000     345,000
           Cablevision Notes                            --      13,013
                                                  --------     -------
                                                   345,000     358,013
                                                  --------     -------
         Subsidiaries:
           Puerto Rico Subsidiary (b)               45,042          --
           Flextech                                     --       1,000
           Cablevision (c)                              --     152,115
                                                  --------     -------
                                                  $390,042     511,128
                                                  ========     =======

         (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures (the "Debentures") due 2006 having an aggregate principal amount of $345 million. The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures may be redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were loaned to TCI pursuant to an unsecured promissory note. See note 14.

                                                                 (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         (b) At December 31, 1997, the Puerto Rico Subsidiary had amounts outstanding under its bank credit facility (the "Puerto Rico
               Bank Facility") of $45.0 million. The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.5% at December 31, 1997). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

        (c) Effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Accordingly, Cablevision's debt is no longer included in the consolidated financial position of the Company. See note 6.

        The total aggregate U.S. dollar amount of the annual maturities of the Company's debt over the next five years is $42,000.

        With the exception of the Debentures, which had a fair value of $295 million at December 31, 1997, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at December 31, 1997.

(12)    Stockholders' Equity

        Common Stock

        The Series A Common Stock has one vote per share and the Series B Common Stock has ten votes per share. Each share of Series B Common Stock is convertible, at the option of the holder, into one share of Series A Common Stock.

                                                                 (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         On January 27, 1997, the Company announced that it was instituting a stock repurchase program. Under the stock repurchase program, the Company may repurchase from time to time up to 5% (approximately 5.3 million shares) of its outstanding Series A Common Stock. As of December 31, 1997, the Company had repurchased 3,370,000 shares under such program for an aggregate purchase price of $42.0 million.

         Employee Benefit Plans

         Employees of TINTA are eligible to participate in TCI's employee stock purchase plans. The primary employee stock purchase plan provides for eligible employees to contribute up to 10% of their compensation to a trust for investment in several diversified investment choices including investment in TCI common stock. TCI, by annual resolution of the TCI Board of Directors, contributes up to 100% of the amount contributed by employees. Such TCI contribution is invested in TCI common stocks. TINTA's share of the contributions to the plans was not material during the three years ended December 31, 1997, 1996 and 1995.

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

         Stock Options

         TINTA adopted a stock option plan for the Company's directors (the "Director Plan") on April 11, 1996. The Director Plan provides for grants to be made of options to purchase a maximum of 1,000,000 shares of Series A Common Stock. Under the Director Plan, each of the Company's five directors who were not employees of the Company or any subsidiary of the Company as of April 11, 1996 was granted an option to purchase 50,000 shares of Series A Common Stock at an exercise price of $16 per share. Such options had a fair value of $14.01 per share on the date of grant. The options vest evenly over a five year period. Subsequent to the grant date, one of the directors waived his right to receive such option. At December 31, 1997, 200,000 options with respect to the Director Plan were outstanding, 40,000 of which were exercisable. Such options have a remaining contractual life of 9 years.

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

                                                                   continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

          On December 13, 1995, stock options in tandem with stock appreciation rights ("SARs") to purchase 1,302,000 shares of Series A Common Stock were granted (the "December 1995 Grant") pursuant to the 1995 Plan. Of such grant, 1,252,000 options in tandem with SARs were granted to employees of TINTA. Additionally, on December 13, 1995 TCI granted to one of its officers 50,000 options in tandem with SARs to acquire Series A Common Stock owned by it. Such options vest evenly over five years, first became exercisable August 4, 1996 and expire on August 4, 2005. During 1997, TINTA granted stock options in tandem with SARs to purchase 1,130,000 shares of Series A Common Stock. Such options vest evenly over five years, first become exercisable one year after date of grant, and expire ten years after date of grant.

          The following table presents the number and weighted average exercise price ("WAEP") of certain options in tandem with SARs to purchase Series A Common Stock pursuant to incentive plans:

                                         Series A
                                        Common Stock                 WAEP
                                        ------------              ----------
         Outstanding at
              January 1, 1995                    --
                  Granted                 1,302,000               $    16.00
                  Exercised                      --
                                          ---------
         Outstanding at
              December 31, 1995           1,302,000                    16.00
                  Granted                        --
                  Exercised                      --
                                          ---------
         Outstanding at
              December 31, 1996           1,302,000                    16.00
                  Granted                 1,130,000                    14.69
                  Exercised                      --
                                          ---------
         Outstanding at
              December 31, 1997           2,432,000                    15.39
                                          =========
         Exercisable at
              December 31, 1995                  --
                                          =========
         Exercisable at
              December 31, 1996             260,400                    16.00
                                          =========
         Exercisable at
              December 31, 1997             520,800                    16.00
                                          =========
         Vesting Period                     5 years

         On December 13, 1995, 40,000 restricted shares of Series A Common Stock were awarded to certain officers and directors of TINTA. Such restricted shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. Such restricted shares had a fair value of $25.375 per share on the date of grant.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         On July 23, 1997, 150,000 restricted shares of Series A Common Stock were awarded to a director of TINTA. Such restricted shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Such restricted shares had a fair value of $14.625 per share on the date of grant.

         Certain key employees of TINTA hold stock options with tandem stock appreciation rights with respect to certain common stock of TCI (the "TCI Options and SARS"). At December 31, 1997, stock options in tandem with stock appreciation rights to purchase 406,770 shares of TCI Group Series A Stock were outstanding, 298,522 of which were exercisable. Such options had a range of exercise prices of $10.75 per share to $14.19 per share, with a WAEP of $13.04 per share, and a weighted average remaining contractual life of 6.6 years.

         At December 31, 1997, stock options in tandem with stock appreciation rights to purchase 253,911 shares of Liberty Group Series A Stock were outstanding, 195,921 of which were exercisable. Such options had a range of exercise prices of $11.16 per share to $14.67 per share, with a WAEP of $13.16 per share, and a weighted average remaining contractual life of 6.4 years.

         At December 31, 1997, stock options in tandem with stock appreciation rights to purchase 219,450 shares of Series A TCI Ventures Group Common Stock were outstanding, 171,570 of which were exercisable. Such options had a range of exercise prices of $10.75 per share to $14.19 per share, with a WAEP of $12.63 per share, and a weighted average remaining contractual life of 6.3 years.

         Estimates of the compensation expense relating to the December 1995 Grant and the TCI Options and SARS have been included in "Operating costs and expenses-General and administrative" in the accompanying statements of operations pursuant to APB Opinion No. 25. Such estimate is subject to future adjustment based upon the market value of the underlying TINTA and TCI common stock, respectively and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to the TCI Options and SARS resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $12.4 million, $(1.8 million) and $2.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The estimated compensation adjustment with respect to the December 1995 Grant resulted in increases (decreases) to TINTA's stock compensation liability of $4.6 million, $(1.4 million) and $1.5 million during the years ended December 31, 1997, 1996 and 1995, respectively. See note 14.


                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Had TINTA accounted for its stock based compensation pursuant to the fair value based accounting method in Statement No. 123, TINTA's net loss and net loss per share would not have been materially changed as indicated by the pro forma amounts below (amounts in thousands, except per share amounts):

                                                1997               1996
                                           -------------       -------------
         Pro forma net loss                $    (120,992)           (131,091)
                                            ==============      =============
         Pro forma basic and diluted
           net loss per common share       $       (1.04)              (1.11)
                                           =============        ============

         Other

         At December 31, 1997, shares reserved for issuance included 2,822,000 shares of Series A Common Stock pursuant to restricted stock awards and exercise privileges related to stock options and 12,637,363 shares pursuant to the conversion feature of the Debentures. In addition, one share of Series A Common Stock is reserved for each share of outstanding Series B Common Stock. See above and note 11.

 (13)    Income Taxes

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

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

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

   The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between the TCI Ventures Group and TINTA covering periods subsequent to September 30, 1997 is currently being negotiated. The terms of such arrangement are not expected to be significantly different than the terms contained in the New Tax Sharing Agreement.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         Income tax benefit (expense) attributable to the Company's pre-tax earnings (loss) for the years ended December 31, 1997, 1996 and 1995 consists of:

                                              Current         Deferred            Total
                                            ------------    ------------      ------------
                                                        amounts in thousands
December 31, 1997:
  Intercompany tax allocation               $     (7,529)             --         (7,529)
  Federal                                             --          58,025         58,025
  Foreign                                         (9,924)          4,382         (5,542)
                                            ------------    ------------     ----------
                                            $    (17,453)         62,407         44,954
                                            ============    ============     ==========
December 31, 1996:
  Intercompany tax allocation               $     10,187              --         10,187
  Federal                                             --          56,359         56,359
  Foreign                                        (13,020)         (7,915)       (20,935)
                                            ------------    ------------     ----------
                                            $     (2,833)         48,444         45,611
                                            ============    ============     ==========
December 31, 1995:
  Intercompany tax allocation               $      8,462              --          8,462
  Federal                                             --         (16,391)       (16,391)
  Foreign                                         (9,080)        (14,693)       (23,773)
                                            ------------    ------------     ----------
                                            $       (618)        (31,084)       (31,702)
                                            ============    ============     ==========

         Income tax benefit (expense) attributable to the Company's pre-tax earnings (loss) differs from the amounts computed by applying the U.S. federal income tax rate of 35%, as a result of the following:

                                                         Years ended December 31,
                                               -----------------------------------------
                                                 1997           1996          1995
                                               --------       --------      --------
                                                        amounts in thousands
Computed "expected" tax benefit
   (expense)                                   $ 57,856        61,611       (21,610)
Effect of foreign tax rate differential
   on earnings of foreign subsidiary                772         1,051         4,516
Minority interest in earnings
   of consolidated subsidiaries                  (2,998)           --        (4,264)
Change in valuation allowance
   for deferred tax assets relating to
   foreign tax loss carryforwards                 1,213       (12,575)       (7,935)
Effect of deconsolidations to deferred
   tax expense                                  (11,548)           --            --
Adjustment to deferred tax assets and
   liabilities for enacted change in
   foreign income tax rate
                                                     --          (952)           --
Amortization not deductible for tax
   purposes                                        (584)         (774)         (537)
Other, net                                          243        (2,750)       (1,872)
                                               --------      --------      --------
                                               $ 44,954        45,611       (31,702)
                                               ========      ========      ========


                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                                                  December 31,
                                                                      ---------------------------------------
                                                                           1997                    1996
                                                                      --------------          ---------------
                                                                                 amounts in thousands
         Deferred tax assets:
           Net operating loss carryforwards                           $      19,922           62,053
           Less-valuation allowance                                            (907)         (51,311)
           Investment tax credit carryforwards                                  696              696
           Less-valuation allowance                                            (410)            (410)
           Investments in affiliates, due principally
               to losses of affiliates recognized for
               financial statement purposes in excess of
               losses recognized for tax purposes                            56,294           49,150
           Future deductible amounts, principally
               due to accruals not currently deductible                       5,149            1,370
                                                                      -------------    -------------
                           Net deferred tax assets                           80,744           61,548
                                                                      -------------    -------------
         Deferred tax liabilities:
           Property and equipment, principally
               due to differences in depreciation                            (8,011)         (32,768)
           Franchise costs, not deductible for income tax
               purposes                                                     (14,290)        (189,852)
           Foreign currency translation adjustments included
               in equity but not recognized for income tax
               purposes                                                      (3,036)         (13,328)
           Unrecognized gain on sale of assets                                   --          (14,128)
           Other                                                               (860)          (5,220)
                                                                      -------------    --------------
                     Total gross deferred tax liabilities                   (26,197)        (255,296)
                                                                      -------------    -------------
                           Net deferred tax asset (liability)         $      54,547         (193,748)
                                                                      =============    =============

        Management considers it more likely than not that the Company will realize the full amount of its net deferred tax assets as a result of certain investments having an estimated fair value in excess of their related tax basis and the availability of potential tax planning strategies that management considers both prudent and feasible.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

         At December 31, 1997, the Company had federal net operating loss carryforwards for income tax purposes aggregating approximately $42.9 million which, if not utilized to reduce taxable income in future periods, will begin to expire at various dates beginning in the year 2004.

         In addition, the Company has net operating loss carryforwards of approximately $12.6 million available in the Puerto Rico tax jurisdiction. If unused, these net operating loss carryforwards expire at various dates over the next 7 years.

(14)     Related Party Transactions

         Due from related parties

         The components of "Due from (to) related parties" are as follows:

                                                  December 31,
                                      ---------------------------------
                                         1997                   1996
                                      -----------            ----------
                                             amounts in thousands
TVG LLC Note Receivable (a)           $  88,707               176,501
TVG LLC Promissory Note (b)                  --               (23,262)
TVG LLC Credit Facility (c)                  --                    --
Non-Cash Intercompany Account (d)        (4,823)               14,955
Cash Intercompany Account (e)            (5,772)               (8,053)
                                      ---------             ---------
                                      $  78,112               160,141
                                      =========             =========

        (a) Proceeds from the Debentures and the Cablevision Sale were loaned to TCI pursuant to a note receivable pending their use by TINTA. Effective December 5, 1997, amounts outstanding under such note receivable from TCI were assigned to TVG LLC (the "TVG LLC Note Receivable.") The TVG LLC Note Receivable bears interest at variable rates (6.7% at December 31, 1997). Principal and interest is due and payable as mutually agreed from time to time by TVG LLC and TINTA. During the years ended December 31, 1997 and 1996, interest income related to such note receivable aggregated $5.8 million and $14.0 million, respectively.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

        (b) During 1996, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a(pound)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offer. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of(pound)998,000 ($1.6 million), plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the years ended December 31, 1997 and 1996, (i) the U.S. dollar equivalent of interest expense incurred with respect to the TVG LLC Promissory Note was $1.2 million and $658,000, respectively, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $3.3 million and $1.4 million, respectively, and (iii) the Company experienced foreign currency transaction gains (losses) of $1.2 million and ($2.2 million), respectively, with respect to the TVG LLC Promissory Note.

        (c) The revolving subordinated credit agreement with TVG LLC, as creditor, and TINTA, as borrower, (the "TVG LLC Credit Facility") is a subordinated unsecured revolving credit facility that provided for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the TVG LLC Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under TVG LLC Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the TVG LLC Credit Facility to September 10, 2002, at which time all borrowings, together with all accrued interest thereon, will be payable and the parties reduced the interest rate on TVG LLC Credit Facility from 13% to 10%. If at any time TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the TVG LLC Credit Facility upon two business days prior notice to TINTA. There were no borrowings outstanding pursuant to the TVG LLC Credit Facility at December 31, 1997 and December 31, 1996. The TVG LLC Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $750,000, $750,000 and $279,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

                                                                   (continued)

        (d) At December 31, 1997, the non-cash intercompany account (the "Non-Cash Intercompany Account") with TVG LLC was comprised of $12.6 Million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $7.7 Million due from TVG LLC with respect to the allocation of current intercompany income tax benefit pursuant to a tax sharing agreement as described in note 13. The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995 (the date that the IPO was consummated), will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. As described below, changes in the TCI Compensation Liability have been included in the accompanying statements of operations. Amounts included in the Non-Cash Intercompany Account are non-interest bearing.

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

        Other Related Party Transactions

        Corporate expenses are allocated to TINTA based upon the cost of general and administrative services provided. Through September 9, 1997, such corporate expenses were allocated pursuant to a service agreement between TINTA and TCI. In connection with the September 10, 1997 consummation of the Exchange Offers, TCI attributed its rights and obligations under such services agreement to TVG LLC. The amounts allocated to the Company for the years ended December 31, 1997, 1996 and 1995 aggregated $14.2 million, $1.2 million and $4.4 million, respectively, of which $12.4 million, $(1.8 million) and $2.5 million, respectively, reflected stock compensation expense.

        The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $6.0 million, $4.3 million and $3.4 million during the years ended December 31, 1997, 1996 and 1995, respectively. Through December 31, 1995, the Puerto Rico Subsidiary also had management arrangements with certain subsidiaries of TCI whereby such subsidiaries' management provided administrative services. As compensation for these services, the Puerto Rico Subsidiary paid a monthly fee calculated on a per-subscriber basis. Charges for such services were $680,000 during the year ended December 31, 1995. The above-described programming and management fee charges are included in "Operating costs and expenses - Cable" in the accompanying statements of operations.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

     As described further in note 6, effective October 1, 1997, the Company ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the nine months ended September 30, 1997, the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, such charges aggregated $11.8 million, $13.0 million and $9.4 million, respectively. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2.3 million, $3.9 million and $2.9 million during the nine months ended September 30, 1997, the year ended December 31, 1996 and the period from April 25, 1995 through December 31, 1995, respectively.

     Prior to the Cablevision Sale, Cablevision also had a management arrangement with TINTA and Cablevision's 49%-minority-interest-owner, whereby Cablevision paid a dividend of 1% of revenue to TINTA and Cablevision's 49%-minority-interest-owner for management services provided to Cablevision. During the nine months ended September 30, 1997, dividends paid to TINTA and the 49%-minority-interest-owner for such management fees aggregated $1.5 million each. During the year ended December 31, 1996, dividends paid to TINTA and the 49%-minority-interest-owner for such management fees aggregated $966,000 and $929,000, respectively. TINTA's dividend for such management fee has been eliminated in consolidation. The 49%-minority-interest-owner's dividend for such management fee is included in "Other, net" in the accompanying statements of operations. In connection with the Cablevision Sale, TINTA and Cablevision entered into a new management agreement. During the three months ended December 31, 1997, management fees under such agreement aggregated $450,000 and are included in "Revenue" in the accompanying statements of operations.

     As further described in notes 9 and 15, certain subsidiaries of TCI have provided guarantees and other credit enhancements on the Company's behalf. In this respect, the Company has entered into an indemnification agreement with TCI whereby the Company will indemnify TCI for any loss, claim or liability that TCI may incur by reason of certain guarantees and credit enhancements made by TCI on the Company's behalf.

                                                                   (continued)

(15)      Commitments and Contingencies

          The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $46 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150.0 million. If the Company's net worth (as defined) were to fall below $150.0 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

          For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 9 and 10.

          As described in note 9, the Company has significant contingent obligations with respect to certain credit enhancements that were provided by the Company upon the closing of the BBC Joint Ventures and related transactions.

          The Company leases business offices, has entered into pole rental lease agreements, and uses certain equipment under lease arrangements. Rental costs under such arrangements amounted to $4.4 million, $22.4 million and $17.5 million for the years ended December 31, 1997, 1996 and 1995, respectively, of which $412,000, $442,000 and $518,000 related to the Puerto Rico Subsidiary.

          A summary of future minimum lease payments under noncancellable operating leases as of December 31, 1997 follows (amounts in thousands):

          Years ending December 31:
            1998                                           $   533
            1999                                               383
            2000                                               225
            2001                                               174
            2002                                               183
            Thereafter                                         736

          It is expected that in the normal course of business, leases related to the Puerto Rico Subsidiary and TINTA's corporate operations that expire generally will be renewed or replaced by leases on other properties.

                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

          During 1997, TCI began an enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TINTA's products. Additionally, TINTA has initiated a program of communications with all of its significant suppliers and affiliated companies to determine the readiness of third parties and the impact on TINTA if those third parties fail to remediate their own year 2000 issues.

          Over the past three years, TCI began an effort to convert a substantial portion of its financial applications to widely available year 2000 ready commercial products, or to outsource portions of financial applications to year 2000 ready vendors. Notwithstanding such effort, TINTA is in the process of finalizing its assessment of the impact of year 2000. TINTA is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness. Confirmations have been received from select primary suppliers indicating that they are either year 2000 ready or have plans in place to ensure readiness. As part of TINTA's assessment of its year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their year 2000 readiness. TINTA's manual assessment of the impact of the year 2000 date change should be complete by mid-1998.

          Management of TINTA has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TINTA's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TINTA's year 2000 readiness will not have an adverse effect on TINTA's financial position. Additionally, there can be no assurance that the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by another company will not have an adverse effect on TINTA's financial condition or position.


                                                                  (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(16)      Segment Data

          The Company is engaged in the cable and programming businesses in various foreign countries. Selected information regarding the Company's activities in the cable and programming businesses and its activities in various geographic regions are set forth in the following tables. In all cases, the identifiable assets of the industry or geographic segment include the carrying value of the Company's equity method investees.

                                                          Industry Segments
                                                    ------------------------------
                                                        Cable          Programming       Corporate        Total
                                                    -------------     ------------      -----------    -----------
                                                                          amounts in thousands
          Year ended December 31, 1997:
          ----------------------------

          Revenue                                   $     219,834               --               --        219,834
                                                    =============     ============      ===========    ===========
          Operating income (loss)                   $      35,559               --          (30,683)         4,876
                                                    =============     ============      ===========    ===========
          Depreciation and amortization             $      53,481               --                          53,481
                                                    =============     ============      ===========    ===========
          Capital expenditures, including
              acquisitions                          $      74,303               --               --         74,303
                                                    =============     ============      ===========    ===========
          Identifiable assets                       $     835,398          483,036           75,566      1,394,000
                                                    =============     ============      ===========    ===========

          Year ended December 31, 1996:
          ----------------------------

          Revenue                                   $     220,163           94,397               --        314,560
                                                    =============     ============      ===========    ===========
          Operating income (loss)                   $      36,831          (49,559)         (10,629)       (23,357)
                                                    =============     ============      ===========    ===========
          Depreciation and amortization             $      49,459            9,288               --         58,747
                                                    =============     ============      ===========    ===========
          Capital expenditures, including
              acquisitions                          $      91,487           25,975               --        117,462
                                                    =============     ============      ===========    ===========
          Identifiable assets                       $   1,458,119          515,913           15,269      1,989,301
                                                    =============     ============      ===========    ===========

          Year ended December 31, 1995:
          ----------------------------

          Revenue                                   $     142,494           48,039               --        190,533
                                                    =============     ============      ===========    ===========
          Operating loss                            $      20,744          (18,968)         (12,991)       (11,215)
                                                    =============     ============      ===========    ===========
          Depreciation and amortization             $      31,390            4,970               --         36,360
                                                    =============     ============      ===========    ===========
          Capital expenditures, including
              acquisitions                          $     222,514            5,709               --        228,223
                                                    =============     ============      ===========    ===========
          Identifiable assets                       $   1,276,756          540,590           46,065      1,863,411
                                                    =============     ============      ===========    ===========

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

                                                         Geographic Segments
                                               ---------------------------------------
                                                 Latin
                                                America                       Asia,
                                                  and                       Australia
                                                  The                        and New
                                               Caribbean       Europe        Zealand     Corporate        Total
                                               ---------    ------------   -----------   ---------     ------------
                                                                         amounts in thousands
          Year ended December 31, 1997:
          ----------------------------

          Revenue                              $ 219,834              --            --            --        219,834
                                               =========    ============   ===========   ===========   ============
          Operating income (loss)              $  35,559              --            --       (30,683)         4,876
                                               =========    ============   ===========   ===========   ============
          Depreciation and amortization        $  53,481              --            --            --         53,481
                                               =========    ============   ===========   ===========   ============
          Capital expenditures, including
              acquisitions                     $  74,303              --            --            --         74,303
                                               =========    ============   ===========   ===========   ============
          Identifiable assets                  $ 535,531         706,833        76,070        75,566      1,394,000
                                               =========    ============   ===========   ===========   ============
          Year ended December 31, 1996:

          Revenue                              $ 215,543          99,017            --            --        314,560
                                               =========    ============   ===========   ===========   ============
          Operating income (loss)              $  32,963         (45,691)           --       (10,629)       (23,357)
                                               =========    =============  ===========   ===========   ============
          Depreciation and amortization        $  48,336          10,411            --            --         58,747
                                               =========    ============   ===========   ===========   ============
          Capital expenditures, including
              acquisitions                     $  91,487          25,975            --            --        117,462
                                               =========    ============   ===========   ===========   ============
          Identifiable assets                  $ 915,776         994,834        63,422        15,269      1,989,301
                                               =========    ============   ===========   ===========   ============
          Year ended December 31, 1995:

          Revenue                              $ 141,129          49,404            --            --        190,533
                                               =========    ============   ===========   ===========   ============
          Operating loss                       $  23,678         (21,902)           --       (12,991)       (11,215)
                                               =========    ============   ===========   ===========   ============
          Depreciation and amortization        $  31,390           4,970            --            --         36,360
                                               =========    ============   ===========   ===========   ============
          Capital expenditures, including
              acquisitions                     $ 199,492          28,731            --            --        228,223
                                               =========    ============   ===========   ===========   ============
          Identifiable assets                  $ 720,695       1,058,061        35,417        49,238      1,863,411
                                               =========    ============   ===========   ===========   ============

During the years ended December 31, 1996 and 1995 the Company derived 30% and 36%, respectively of its programming revenue from one customer.

                                                                   (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                         Notes to Financial Statements

(17)     Quarterly Financial Information (Unaudited)

                                                             1st             2nd                3rd                4th
                                                          Quarter          Quarter            Quarter            Quarter
                                                       -------------    -------------     ---------------     ------------
           1997:                                                                 amounts in thousands
           ----
           Revenue                                     $      65,611           68,545              72,465           13,213
                                                       =============    =============     ===============     ============
           Operating income (loss)                     $       9,419            5,685               1,045          (11,273)
                                                       =============    =============     ===============     ============
           Net loss                                    $     (33,455)         (32,042)            (16,117)         (38,735)
                                                       =============    =============     ===============     ============
           Basic and diluted net loss per common
               share                                   $        (.28)            (.28)               (.14)            (.34)
                                                       =============      ===========     ===============     ============
           1996:
           ----
           Revenue                                     $      62,624           74,010              83,239           94,687
                                                       =============    =============     ===============     ============
           Operating income (loss)                     $       4,696          (10,408)             (3,734)         (13,911)
                                                       =============    =============     ===============     ============
           Net loss                                    $     (26,411)         (44,177)            (31,269)         (28,563)
                                                       =============    =============     ===============     ============
           Basic and diluted net loss per common
               share                                   $        (.22)           (.37)                (.26)            (.25)
                                                       =============    ============      ===============     ============

                                    PART IV.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      (1)      Financial Statements

Included in Part II of this Report:                                                               Page No.
                  Independent Auditors' Report                                                      II-19

                  Balance Sheets,
                    December 31, 1997 and 1996                                                      II-20

                  Statements of Operations,
                    Years ended December 31, 1997, 1996 and 1995                                    II-22

                  Statements of Equity,
                    Years ended December 31, 1997, 1996 and 1995                                    II-23

                  Statements of Cash Flows
                    Years ended December 31, 1997, 1996 and 1995                                    II-25

                  Notes to Financial Statements,
                    December 31, 1997, 1996 and 1995                                                II-27

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

         (ii)     Separate financial statements for Telewest Communications plc:

                  Consolidated Financial Statements                                               Page No.
                  Independent Auditors' Report                                                     IV-11

                  Consolidated Statements of Operations                                            IV-12

                  Consolidated Balance Sheets                                                      IV-14

                  Consolidated Statements of Cash Flows                                            IV-15

                  Consolidated Statement of Shareholders' Equity                                   IV-16

                  Notes to the Consolidated Financial Statements                          IV-17 to IV-48


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

         10.12 Relationship Agreement, entered into as of November 22, 1994, by and among Telewest, TINTA and US WEST.(e)

         10.13 Amendment to Relationship Agreement by and among Telewest, Inter-national and U S WEST referred to in Exhibit 10.9(a).(b)

         10.14 Shareholders' Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST.(e)

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

         10.24 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.25 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.26 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.27 Promissory Note dated February 9, 1996 payable by Tele-Communications, Inc. to TINTA.(r)

         10.28 United Communications International Partnership Agreement dated as of August 30, 1990, between United International Holdings and US WEST Cable Europe, Inc., as assigned to United International Holdings, Inc. pursuant to the Assignment and Assumption Agreement dated as of January 1, 1993, between United International Holdings and United Inter-national Holdings, Inc.(g)

         10.29 Amendment of Partnership Agreement dated November 9, 1992, between Telewest Europe Group and United International Holdings.(g)

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

         10.37    Tele-Communications, Inc. 1994 Stock Incentive Plan.(i)

         10.38 The Tele-Communications International, Inc. 1995 Stock Incentive Plan.(a)

         10.39    Tele-Communications, Inc. 1996 Stock Incentive Plan.(c)

         10.40 Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(k)

         10.41 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.+(m)

         10.42 Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(k)

         10.43 Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern. +(k)

         10.44 Assumption and Amended and Restated Stock Option Agreement between Tele-Communications, Inc., TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(m)

         10.45 Form of Assumption and Amended and Restated Stock Option Agreement between Tele-Communications, Inc., TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Agreement. +(m)

         10.46 Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(l)

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

         10.72 Shareholders Agreement relating to Jupiter Programming Co., Ltd. dated February 21, 1996 between Sumitomo Corporation, TCI Japan, Inc., Tele-Communications International, Inc. and Jupiter Programming Co., Ltd.(r)

         10.73 Sale Contract dated February 7, 1996 between Cordillera Comunicac-iones Limitada and Compana de Telecomunicaciones de Chile S.A.(r)

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

         10.78    Multi-Country DTH Platform Memorandum of Understanding. (p)

         10.79 Stock Purchase Agreement by and among Eduardo Eurnekian and Natalio Wende owners of Oeste Cable Color S.A. and Cablevision.(q)

         10.80 Deed of Guarantee and Indemnity and Subordination by Independent Newspapers, plc, Tele-Communications International, Inc., and United and Philips Communications, B.V. as Guarantors in favour of the Governor and Company of the Bank of Ireland.(q)

         10.81 Partnership Interest Purchase Agreement by and between TCID of Puerto Rico, Inc. and Joslin Communications Corp. (s)

         10.82    Step-In Deed Relating to UK Channel Management Limited. (s)

         10.83 Credit Agreement dated as of April 30, 1997, among TCI Cablevision of Puerto Rico, Inc. as the Borrower, Certain Commerical Lending Institutions, as the Lenders, and the Bank of Nova Scotia, as the Administrative Agent for the Lenders.
                  (s)

         10.84 Tax Sharing Agreement, effective for periods on and after October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group, as amended by the First Amendment to the Tax Sharing Agreement, dated as of October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group. Incorporated herein by reference to Exhibit 9(c)2 to TCI's Schedule 13E-4/A (Amendment No. 2), Issuer Tender Offer Statement, dated September 5, 1997.

         10.85 Stock Purchase and Capital Contribution Agreement entered into as of September 22, 1997 by and among (i) Tele-Communications International, Inc., (ii) Eduardo Eurnekian et.al., (iii) CEI Citicorp Holdings S.A. and (iv) T.I. Telefonica Internacional de Espana S.A. (t)

         10.86 Shareholders Agreement dated October 9, 1997 between (i) Tele-Communications International, Inc., (ii) CEI Citicorp Holdings Sociedad Anonima, (iii) Southtel Equity Corporation, (iv) T.I. Telefonica Internacional de Espana S.A. and (v) Martin Eurnekian. (t)

         10.87 Management Agreement dated October 9, 1997 by and between Cablevision S.A. and TINTA Cable Management, Inc., a wholly owned subsidiary of Tele-Communications International, Inc.
                  (t)

         10.88 Consulting Agreement dated as of January 1, 1998 between Tele-Communications International, Inc. and Fred A. Vierra.


21 - Subsidiaries of the Registrant.

23 - Consent of Experts and Counsel.

         23.1 -     Consent of KPMG Peat Marwick LLP

         23.2 -     Consent of KPMG

27 - Financial Data Schedule.

----------
        (a) Incorporated by reference to TINTA's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995 (Registration No. 33-91876).

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

        (g) Incorporated by reference to United International Holding, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 1993 (Registration No. 33-61376).

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

        (o) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1996.

        (p) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1996.

        (q) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1996.

        (r) Incorporated herein by reference to Tele-Communications International, Inc.'s Annual Report on Form 10-K dated December 31, 1995.

        (s) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1997.

        (t) Incorporated herein by reference to Tele-Communications, International, Inc.'s Current Report on Form 8-K dated October 24, 1997.

          +  Constitutes management contract or compensatory arrangement.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1997:

         Date of Report       Items Reported     Financial Statements Filed
         --------------       --------------     --------------------------
         October 24, 1997         Item 5                   None

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Telewest Communications plc

       We have audited the accompanying consolidated balance sheet of Telewest Communications plc and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telewest Communications plc and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.



KPMG Audit Plc
Chartered Accountants
Registered Auditors
London, England


March 19, 1998

Telewest Communications - US GAAP

Consolidated statements of operations

                                                                                         YEAR ENDED DECEMBER 31
                                                                              1997         1997          1996           1995
                                                                             $'000      L. '000       L. '000        L. '000
                                                                          (NOTE 2)
REVENUE
   Cable television                                                        262,698       159,918       121,224        64,740
   Telephony - residential                                                 273,748       166,645       125,013        57,597
   Telephony - business                                                     72,085        43,882        34,562        17,449
   Other (L. 3,573, L. 1,600 and L. 1,451 in 1997, 1996 and 1995,
      respectively, from related parties)                                   26,370        16,053         9,467         4,998
                                                                          --------      --------      --------      --------
                                                                           634,901       386,498       290,266       144,784
                                                                          --------      --------      --------      --------

OPERATING COSTS AND EXPENSES:
   Programming                                                            (153,496)      (93,441)      (69,906)      (32,194)
   Telephony                                                               (82,373)      (50,145)      (52,572)      (29,526)
   Selling, general, and administrative (including L. 1,170, L. 2,560 and L. 3,257 in 1997, 1996 and 1995, respectively, to related
      parties)                                                            (317,591)     (193,335)     (167,323)     (105,388)
  Depreciation                                                            (291,318)     (177,341)     (129,716)      (60,019)
  Amortization of goodwill                                                 (43,359)      (26,395)      (26,149)       (7,854)
                                                                          --------      --------      --------      --------
                                                                          (888,137)     (540,657)     (445,666)     (234,981)
                                                                          --------      --------      --------      --------
OPERATING LOSS                                                            (253,236)     (154,159)     (155,400)      (90,197)


OTHER INCOME/(EXPENSE):
  Interest income (including L. 3,178, L. 1,723 and L. 1,583 in 1997,
      1996 and 1995, respectively, from related parties)                    13,074         7,959        16,651        15,645
  Interest expense                                                        (232,805)     (141,721)     (105,172)      (26,649)
  Loss on disposal of interest rate swaps                                       --            --            --        (8,609)
  Foreign exchange losses, net                                             (38,676)      (23,544)       (2,838)      (14,575)
  Share of net losses of affiliates                                        (35,640)      (21,696)      (15,973)      (12,777)
  Gain/(loss) on disposal of assets                                          1,871         1,139           571          (419)
  Minority interests in profits of consolidated subsidiaries, net             (482)         (293)         (180)          (16)
  Other, net                                                                    --            --            --            82
                                                                          --------      --------      --------      --------
LOSS BEFORE INCOME TAXES                                                  (545,894)     (332,315)     (262,341)     (137,515)
Income tax expense (note 14)                                                  (225)         (137)          (50)          (16)
                                                                          --------      --------      --------      --------
NET LOSS                                                                  (546,119)     (332,452)     (262,391)     (137,531)
                                                                          --------      --------      --------      --------

Telewest Communications - US GAAP

                                                                              YEAR ENDED DECEMBER 31

                                                     1997                  1997                1996               1995
                                                      $*                   L. *                L. *               L. *
                                                (EXCEPT NUMBER                                               (except number
                                                  OF SHARES)                                                  of shares)
BASIC AND DILUTED LOSS PER ORDINARY SHARE
Weighted average number of ordinary shares
outstanding                                       927,567,600         927,567,600         925,425,473         861,424,848

BASIC AND DILUTED LOSS PER ORDINARY SHARE               (0.59)              (0.36)              (0.28)              (0.16)


See accompanying notes to the consolidated financial statements

* EXCEPT NUMBER OF SHARES

Telewest Communications - US GAAP

Consolidated balance sheets

                                                                                            DECEMBER 31
                                                                                 1997            1997            1996
                                                                                $'000          L. '000         L. '000
ASSETS                                                                       (note 2)
Cash and cash equivalents                                                      48,595          29,582          79,116
Trade receivables (net of allowance for doubtful accounts of
   L. 6,507 and L. 5,405)                                                      60,167          36,627          29,305
Other receivables (note 7)                                                     43,050          26,207          32,394
Prepaid expenses                                                               12,526           7,625           5,168
Investment in affiliates, accounted for under the equity method,
   and related receivables (note 8)                                            98,081          59,707          69,420
Other investments, at cost                                                     42,162          25,666          25,666
Property and equipment (less accumulated depreciation of
   L. 481,451  and L. 308,240)  (note 9)                                    2,801,658       1,705,520       1,447,194
Goodwill (less accumulated amortization of L. 64,301 and L. 37,907 )          765,342         465,905         491,290
Other assets (less accumulated amortization of L. 10,140 and L. 4,162)
(note 11)                                                                      92,833          56,513          62,387
                                                                           ----------      ----------      ----------
TOTAL ASSETS                                                                3,964,414       2,413,352       2,241,940
                                                                           ----------      ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                               43,877          26,710          46,855
Other liabilities (note 12)                                                   326,345         198,664         190,200
Debt (note 13)                                                              2,255,516       1,373,054         879,351
Capital lease obligations (note 17)                                           124,080          75,534          54,390
                                                                           ----------      ----------      ----------
TOTAL LIABILITIES                                                           2,749,818       1,673,962       1,170,796
                                                                           ----------      ----------      ----------
MINORITY INTERESTS                                                              1,051             640             347
                                                                           ----------      ----------      ----------
SHAREHOLDERS' EQUITY (note 15)
Convertible preference shares, 10p par value;  661,000,000 shares
authorized and 496,066,708 shares issued and outstanding                       81,489          49,607          49,607
Ordinary shares, 10p par value;  2,010,000,000 shares authorized;
   927,567,600 issued and outstanding in 1997 and 1996                        152,372          92,757          92,757
Additional paid-in capital                                                  2,189,533       1,332,887       1,332,887
Accumulated deficit                                                        (1,206,661)       (734,560)       (402,108)
                                                                           ----------      ----------      ----------
                                                                            1,216,733         740,691       1,073,143
Ordinary shares held in trust for the Telewest Restricted Share
    Scheme (note 16)                                                           (3,188)         (1,941)         (2,346)
                                                                           ----------      ----------      ----------
TOTAL SHAREHOLDERS' EQUITY                                                  1,213,545         738,750       1,070,797
                                                                           ----------      ----------      ----------
Commitments and contingencies (note 17)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  3,964,414       2,413,352       2,241,940
                                                                           ----------      ----------      ----------


See accompanying notes to the consolidated financial statements

Telewest Communications - US GAAP

Consolidated statements of cash flows

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997        1997        1996         1995
                                                                  $'000      L. '000     L. '000     L. '000
                                                                (NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        (546,119)   (332,452)   (262,391)   (137,531)
Adjustments to reconcile Net loss to net
    cash provided by / (used in) operating
activities:
Depreciation                                                     291,318     177,341     129,716      60,019
Amortization of goodwill                                          43,359      26,395      26,149       7,854
Amortization of deferred financing costs and issue discount
    on senior discount debentures                                127,280      77,482      74,104      16,605
Accrued interest on senior debentures                                 --          --          --       5,451
Unrealized loss on foreign currency translation                   38,676      23,544       2,838      14,575
Loss on disposal of interest rate swaps                               --          --          --       8,609
Share of net losses of affiliates                                 35,640      21,696      15,973      12,777
(Gain)/loss on disposals of assets                                (1,871)     (1,139)       (571)        419
Minority interests in profits of consolidated subsidiaries           482         293         180          16
Changes in operating assets and liabilities, net of effect of acquisition of subsidiaries:
    Change in receivables                                         (7,011)     (4,268)    (15,908)     (5,282)
    Change in prepaid expenses                                    (4,036)     (2,457)        953      (3,367)
    Change in accounts payable                                   (11,648)     (7,091)     (4,575)     (5,603)
    Change in other liabilities                                   38,825      23,635      51,668      19,206
Other                                                                 --          --          --        (356)
                                                                --------    --------    --------    --------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                4,895       2,979      18,136      (6,608)
                                                                --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment                            (714,635)   (435,037)   (464,367)   (254,453)
Cash paid for acquisition of subsidiaries                           (999)       (608)    (14,167)     (3,232)
Additional investments in and loans to affiliates                (14,825)     (9,025)     (2,728)     (9,143)
Additions to other investments                                        --          --      (5,000)         --
Proceeds from disposals of assets                                  9,962       6,066       3,059         688
Other investing activities                                            --          --          --         335
                                                                --------    --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                           (720,497)   (438,604)   (483,203)   (265,805)
                                                                --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for credit facility arrangement costs                       --          --     (18,400)         --
Proceeds from debenture issue                                         --          --          --     754,812
Cash paid for foreign currency option                                 --          --          --     (88,070)
Repayment of borrowings                                           (3,901)     (2,375)       (937)   (157,930)
Cash paid for debenture issue costs                                   --          --        (829)    (20,574)
Cash paid for  share issue costs                                      --          --          --      (6,141)
Proceeds from borrowings                                         644,760     392,500     100,400          --
Capital element of finance lease repayments                       (6,523)     (3,971)     (1,231)     (1,291)
                                                                --------    --------    --------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        634,336     386,154      79,003     480,806
                                                                --------    --------    --------    --------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (81,266)    (49,471)   (386,064)    208,393
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        (103)        (63)        362       8,423
                                                                --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   129,964      79,116     464,818     248,002
                                                                --------    --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          48,595      29,582      79,116     464,818
                                                                --------    --------    --------    --------


See accompanying notes to the consolidated financial statements

Telewest Communications - US GAAP

Consolidated statement of shareholders' equity

                                                   Convertible                      Shares  Additional   Accumulated
                                                    preference      Ordinary          held     Paid-in       deficit
                                                        shares        shares      in trust     Capital                       Total
                                                       L. '000       L. '000       L. '000     L. '000       L. '000       L. 'OOO
BALANCE AT DECEMBER 31, 1994                            15,300       84,824        (7,280)      686,276       (2,186)      776,934

Conversion of ordinary shares into
convertible preference shares (see note 15)             11,227      (11,227)           --            --           --            --

Shares issued in connection with the
acquisition of TCMN (see notes 5 and 15)                23,080       18,399            --       636,695           --       678,174

Accrued employee compensation
relating to the Telewest Restricted Share Scheme            --           --         5,171            --           --         5,171

Net Loss                                                    --           --            --            --     (137,531)     (137,531)

BALANCE AT DECEMBER 31, 1995                            49,607       91,996        (2,109)    1,322,971     (139,717)    1,322,748

Ordinary shares issued                                      --          761            --         9,916           --        10,677

Accrued employee compensation
relating to the Telewest Restricted  Share Scheme           --           --          (237)           --           --          (237)

Net loss                                                    --           --            --            --     (262,391)     (262,391)

BALANCE AT DECEMBER 31, 1996                            49,607       92,757        (2,346)    1,332,887     (402,108)    1,070,797

Accrued employee compensation
relating to the Telewest Restricted Share Scheme            --           --           405            --           --           405

Net loss                                                    --           --            --            --     (332,452)     (332,452)
                                                    ----------   ----------    ----------    ----------   ----------    ----------
BALANCE AT DECEMBER 31, 1997                            49,607       92,757        (1,941)    1,332,887     (734,560)      738,750
                                                    ----------   ----------    ----------    ----------   ----------    ----------

Telewest Communications - US GAAP

Notes to the consolidated financial statements

Years ended December 31, 1997 and 1996

1)      ORGANIZATION AND HISTORY

        Telewest Communications plc ("the Company") is a cable television and telephony operator which offers these services to business and residential customers in the United Kingdom ("UK"). The Company derives its cable television revenues from installation fees, monthly basic and premium service fees and advertising charges. The Company derives its telephony revenues from connection charges, monthly line rentals, call charges, special residential service charges and interconnection fees payable by other operators. The cable television and telephony services account for approximately 41% and 54%, respectively, of the Company's revenue. This revenue is predominantly derived from residential, rather than business, customers.

        The Company was incorporated on October 20, 1994 under the laws of England and Wales in preparation for the October 2,1995 internal reorganization of Telewest Communications Cable Limited ("TCCL"), then called Telewest Communications plc, and its subsidiaries whereby the entire issued share capital of TCCL was transferred to the Company in exchange for fully paid up shares of the Company. TCCL had traded since November 22, 1994 when affiliates of Tele-Communications, Inc. (the "TCI Affiliates") and affiliates of US WEST (the "US WEST Affiliates") contributed their UK cable interests to TCCL (the "Contribution"). These interests were previously held by the TCI Affiliates and US WEST Affiliates through TCI/US Cable Communications Group, a general partnership. TCI/US WEST Cable Communications Group and its subsidiaries collectively are referred to herein as the "Joint Venture" and the TCI Affiliates and US WEST Affiliates collectively are referred to herein as the "Joint Venturers".

2)      BASIS OF PREPARATION

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

        The economic environment and currency in which the Company operates is the UK and hence its reporting currency is Pounds Sterling (L.).
        Certain financial information for the year ended December 31, 1997 has also been translated into US Dollars, with such US Dollar amounts being unaudited and presented solely for the convenience of the reader, at the rate of $1.6427 = L. 1.00, the Noon Buying Rate of the Federal
        Reserve Bank of New York on December 31, 1997. The presentation of the US Dollar amounts should not be construed as a representation that the Pounds Sterling amounts could be so converted into US Dollars at the rate indicated or at any other rate.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Impairment of Long-Lived Assets. Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity, to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon adoption of this standard, the company evaluated its long-lived assets using projected undiscounted future cash flows and operating income for each subsidiary and determined that no material impairment of these assets existed at January 1, 1996, and, accordingly, no loss was recognized. The company believes that no material impairment existed at December 31, 1997.

        Goodwill arising on consolidation (representing the excess of the fair value of the consideration given over the fair value of the identifiable net assets acquired) is amortized over the acquisition's useful life or over a maximum period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of goodwill will be impacted if projected future operating cashflows are not achieved. The amount of goodwill impairment, if any, is measured based on the projected discounted future operating cashflows using a discount rate reflecting the Company's cost of funds.

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include highly-liquid investments with original maturities of three months or less that are readily convertible into cash.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        FINANCIAL INSTRUMENTS

        The Company uses foreign currency option contracts which permit, but do not require, the Company to exchange foreign currencies at a future date with another party at a contracted exchange rate. The Company also enters into combined foreign currency and interest rate swap contracts ("Foreign Currency Swaps"). Such contracts are used to hedge against adverse changes in foreign currency exchange rates associated with obligations denominated in foreign currency. The foreign currency option and Foreign Currency Swaps are recorded on the balance sheet in other assets or other liabilities at their fair value at the reporting period with changes in their fair value during the reporting period being reported as part of the foreign exchange gain or loss in the consolidated statement of operations. Such gains and losses are offset against foreign exchange gains and losses on the obligations denominated in foreign currencies which have been hedged.

        Interest swap agreements which are used to manage interest rate risk on the Company's borrowings are accounted for using the accruals method, Net income or expense resulting from the differential between floating and fixed rate interest payments is recorded on an accruals basis. To the extent that the interest rate swap agreements are delaying starting, net income or expense is not recognized until the effective date of the agreement.

        Other interest rate swaps which are held as trading assets are recorded on the consolidated balance sheet at their fair value at the end of each reporting period with changes in their fair value being recorded as gains and losses in the consolidated statement of operations.

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

        ADVERTISING COSTS

        Advertising costs are expensed as incurred. The amount of advertising costs expensed was L. 25,920,000, L. 24,846,000, and L. 10,246,000 for
        the years ended 31 December 1997, 1996, and 1995, respectively.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost, including the historical carryover basis cost from the Contribution. Except during the pre-maturity period as described below, depreciation is provided to write off the cost, less estimated residual value, of property and equipment by equal installments over their estimated useful economic lives as follows:

        Freehold and long leasehold buildings                                  50 years
        Cable and ducting                                                      20 years
        Electronic equipment
        -      Systems electronics                                              8 years
        -      Switching equipment                                              8 years
        -      Subscriber electronics                                           5 years
        -      Headend, studio, and playback facilities                         5 years
        Other equipment
        -      Office furniture and fittings                                    5 years
        -      Motor vehicles                                                   4 years

        During the pre-maturity period, depreciation of cable and ducting and system electronics is charged monthly to write off the estimated cost at the end of the pre-maturity phase over a useful life of 20 and 8 years, respectively. In accordance with Statement of Financial Accounting Standard ("SFAS") No 51, "Financial Reporting by Cable Television Companies", the monthly charge is scaled down by a ratio of average customers in the current period to the estimated customer base at the end of the pre-maturity period. The pre-maturity period covers the period between connecting the first customer and substantial completion of the network.

        Pre-construction costs which are included within cable and ducting are amortized over the life of the franchise from the date of the first customer.

        The Company accounts for costs, expenses and revenues applicable to the construction and operation of its cable systems under SFAS No 51.

        The estimated useful lives of cable and ducting and systems electronics were reassessed with effect from January 1, 1996, and were changed from 25-30 years and 10 years to 20 years and 8 years,

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        respectively. The net book value of these assets are being written off over their revised estimated remaining lives.

        In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from cable and ducting to electronics to be consistent with the classification of activation materials. The assets are now depreciated over 8 years rather than 20 years.

        FRANCHISE COSTS

        Expenditure incurred on successful applications for franchise licences is included in property and equipment and is amortized over the remaining life of the original franchise term. Costs relating to unsuccessful applications are charged to the consolidated statement of operations.

        DEFERRED FINANCING COSTS

        Costs incurred in raising debt are deferred and recorded on the consolidated balance sheet in other assets. The costs are amortized to the consolidated statement of operations at a constant rate to the carrying value of the debt over the life of the obligation.

        MINORITY INTERESTS

        Recognition of the minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the equity of those consolidated subsidiaries.

        FOREIGN CURRENCIES

        Transactions in foreign currencies are recorded using the rate of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange ruling at the balance sheet date and the gains or losses on translation are included in the consolidated statement of operations.

        REVENUE RECOGNITION

        Revenue is recognized as services are delivered. Other revenues include connection fees which are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that customers are expected to remain connected to the system.

        PENSION COSTS

        The Company operates a defined contribution scheme or contributes up to specified limits to third-party schemes on behalf of the employees. The amount included in losses in 1997, 1996 and 1995 of L. 2,801,000, L. 2,580,000, and L. 1,538,000, respectively, represents the contributions payable to the selected schemes in respect of the relevant accounting periods.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        INCOME TAXES

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

        SHARE-BASED COMPENSATION

        SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for share-based employee compensation plans at fair value. The Company has chosen to continue to account for share-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for share options is measured as the excess, if any, of the quoted market price of the Company's share at the date of the grant over an employee must pay to acquire the shares.

        Share purchased by the trustees in connection with the Telewest Restricted Share Scheme, are valued at the market price on the date on which they are purchased and are reflected as a reduction of shareholders' equity in the consolidated balance sheet. This equity account is reduced when the shares are awarded to employees based on the original cost of the shares to the trustees. The value of awards of ordinary shares to be made to employees in future years is charged to the consolidated statement of operations to the extent that the awards have been awarded to and earned by employees in the current accounting period. The value of shares which have been awarded to, but have not been earned by employees is included as deferred compensation expense within other assets.

        NEW ACCOUNTING STANDARDS APPLICABLE TO THE COMPANY

        EARNINGS PER SHARE AND CAPITAL STRUCTURE

        The Company adopted the provisions of SFAS No. 128, "Earnings per Share." This Statement required that all prior-period earnings per share calculations be restated to conform with the provisions of this statement. Basic earnings per share has been computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by adjusting the weighted average number of ordinary shares outstanding during the period for all dilutive potential ordinary shares outstanding during the period and adjusting the net loss for any changes in income or loss that would result from the conversion of such potential ordinary shares. There is no difference in net income and number of shares used for basic and diluted net income per ordinary share, as potential ordinary share equivalents are not included in the computation as their effect would be to decrease the loss per share.

Telewest Communications - US GAAP

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        COMPREHENSIVE INCOME

        In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Company is currently reviewing the likely impact on the classification of items included in the shareholders' equity.

        SEGMENT INFORMATION

        In June 1997, the FASB issued SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is currently reviewing the likely impact on the level of disclosure currently provided in its financial statements.

        PENSIONS AND OTHER POST-RETIREMENT BENEFITS

        In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosure about Pensions and other Post-retirement Benefits" (SFAS No. 132" ). SFAS No. 132 revises disclosure requirements about employers' pension and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The company has not determined the impact that SFAS No. 132 will have on its pension and other post-retirement benefit disclosures.

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS

        FOREIGN CURRENCY OPTION CONTRACT

        At December 31, 1997, the Company held a Pounds Sterling put option to purchase US$1,537,000,000 to hedge its exposure to adverse fluctuations in exchange rates on the principal amount at maturity of its US Dollar-denominated Senior Discount Debentures due 2007 ("Senior Discount Debentures"). The expiration date of this option contract is September 28, 2000. The put option has a strike price at expiration of L. 1.00 = US$1.4520. The foreign currency option has been included in other assets at its fair value on December 31, 1997.

        FOREIGN CURRENCY SWAP

        The Company has entered into a Foreign Currency Swap to hedge its exposure to adverse fluctuations in exchange rates on the principal amount of its US Dollar-denominated Senior Debentures due 2006 ("Senior Debentures"). The terms of the contract provided for the Company to make an initial exchange of principal of US$300,000,000 in exchange for
        L. 196,078,000. On expiration on October 1, 2000, the initial principal amounts will be re-exchanged. The interest element of the Foreign Currency Swap requires the Company to make Pounds Sterling fixed-rate interest payments and to receive US Dollar fixed-rate interest payments on the initial exchange amounts on a semi annual basis. The foreign currency swap contract has been included in other liabilities at its fair value on December 31, 1997.

        INTEREST RATE SWAPS

        The Company has also entered into certain delayed-starting interest rate swap agreements in order to manage interest rate risk on its senior secured credit facility ("Senior Secured Facility"). The effective dates of the swap agreements are January 2, 1997 and March 3, 1997, and the agreements mature on December 31, 2001 and March 28, 2002. The aggregate notional principal amount of the swaps adjusts upwards on a semi-annual basis to a maximum of L. 750 million. In accordance with the swap agreements, the Company receives interest at the six month LIBOR rate and pays a fixed interest rate in the range of 7.835-7.975%.

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS (CONTINUED)

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of an estimate of the fair values of certain financial instruments. SFAS No. 119 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale. Fair value estimates are made at a specific point in time, based upon relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement, and therefore cannot be determined precisely. Changes in assumptions could significantly affect the estimates.

        At 31 December 1997, the Company's significant financial instruments include cash and cash equivalents, trade receivables, a foreign currency option contract, a Foreign Currency Swap, interest rate swap agreements, trade payables and long-term borrowings. The following table summarizes the fair value of the foreign currency option contract, the Foreign Currency Swap, the interest rate swap agreement, the Senior Discount Debentures and the Senior Debentures. The fair value of the other financial instruments held by the Company approximates their recorded carrying amount due to the short maturity of these instruments and these instruments are not presented in the following table.

                                           AT DECEMBER 31, 1997      At December 31, 1996

                                          Carrying   Fair Value     Carrying  Fair value
                                           amount                    amount
                                           L. '000    L. '000       L. '000    L. '000
          Assets:

          Foreign currency option
            contract                       26,145      26,145       25,828      25,828


          Liabilities:

          Interest rate swap agreements        --      25,543           --        4,776
          Foreign Currency Swap            18,039      18,039       26,481       26,481
          Senior Discount Debentures      696,954     729,532      600,799      621,367
          Senior Debentures               182,626     189,931      175,203      179,582

Telewest Communications - US GAAP

(4)     FINANCIAL INSTRUMENTS (CONTINUED)

        FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

        The estimated fair value of the foreign currency option contract, the interest rate swap agreements and the Foreign Currency Swap are based on quotations received from independent, third party financial institutions and represent the net amount receivable or payable to terminate the position, taking into consideration market rates and counter-party credit risk. The estimated fair values of the Senior Discount Debentures and the Senior Debentures are also based on quotations from independent third party financial institutions and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end.

        MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

        Market risk is the sensitivity of the value of the financial instruments to changes in related currency and interest rates. Generally, the Company is not exposed to such market risk because gains and losses on the financial instruments are offset by gains and losses on the underlying assets and liabilities.

        The Company may be exposed to potential losses due to the credit risk of non-performance by the counter-parties to its foreign currency option, interest rate swap agreements and Foreign Currency Swap contract, however such losses are not anticipated as these counter-parties are major international financial institutions.

        Temporary cash investments also potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105 "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risks." The Company places its temporary cash investments with major international financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

        At December 31, 1997, the Company had no significant concentration of credit risk.

Telewest Communications - US GAAP

 (5)    BUSINESS COMBINATIONS

        On January 10, 1996, the Company acquired the entire issued share capital of Telewest Communications (Worcester) Limited, then called Bell Cablemedia (Worcester) Limited and owner of the Worcester cable franchise for cash consideration of L. 9,849,000. Telewest Communications (Worcester) Limited was otherwise a dormant company with net assets of L. 2 representing its called up share capital. This acquisition had been accounted for under the purchase method of accounting. The goodwill arising o


n acquisition was L. 9,849,000 and
        is being amortised on a straight-line basis over 20 years.

        During 1996, the Company made various other minor acquisitions, largely for share consideration. The goodwill arising on these acquisitions was
        L. 11,708,000 and is being amortised on a straight-line basis over 20 years.

        On October 3, 1995, the Company acquired the entire share capital of Telewest Communications Midlands & North West) Limited ("TCMN"), then called SBC CableComms (UK), a company which holds cable television and telephony interests in the UK, from an affiliate of Cox Communications, Inc. and affiliates of SBC Communications, Inc. in exchange for an aggregate of 183,994,960 ordinary shares of 10 pence each and 230,790,208 convertible preference shares of 10 pence each. The value attributable to the shares issued was L. 1.635 per share, being the market price of the shares on June 8, 1995, the day the terms of the acquisition were agreed to and announced. The fair value of the share consideration using this share price was L. 678,174,000. The aggregate cost of acquisition was L. 689,878,000 including the costs of acquisition. This acquisition has been accounted for under the purchase method of accounting. The goodwill arising on acquisition is
        L. 464,872,000 and is being amortized on a straight-line basis over 20 years.

Telewest Communications - US GAAP

(6)     SUPPLEMENTAL DISCLOSURES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

        Cash paid for interest was L. 63,479,000, L. 25,795,000 and L. 6,041,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Significant non-cash investing activities of the Company are described below. The amounts stated for 1996 represent the purchase of former minority shareholders' interests in certain UK cable interests held by the Company. The amounts stated for 1995 represent the purchase of TCMN for largely share consideration as described in Note 5 to the consolidated financial statements.

                                                        1997         1996        1995
                                                      L. '000      L. '000     L. '000
        Purchase/contribution of cable interests:
           Assets                                          --           --      428,080
           Liabilities assumed                             --           --      (45,144)
           Debt assumed                                    --           --     (157,930)
                                                     --------     --------     --------
        Net assets acquired/contributed                    --           --      225,006
        Goodwill on acquisition                            --        9,874      464,872
                                                     --------     --------     --------
                                                           --        9,874      689,878
                                                     --------     --------     --------
        Share consideration/capital contribution           --        9,869      678,174
        Costs of acquisition                               --            5       11,704
                                                     --------     --------     --------
                                                           --        9,874      689,878
                                                     --------     --------     --------

Telewest Communications - US GAAP

(7)     OTHER RECEIVABLES

                                                        At December 31

                                                        1997       1996
                                                       L. '000    L. '000
        Value Added Tax refund                          4,567     10,633
        Interconnection receivables                     1,505      3,865
        Interest receivable                               807         63
        Accrued income                                  8,290      4,356
        Prepaid expenses                                3,161      5,714
        Other                                           7,877      7,763
                                                       ------     ------
                                                       26,207     32,394
                                                       ------     ------

(8)     INVESTMENTS

        The Company has investments in affiliates accounted for under the equity method at December 31, 1997 and 1996 as follows:

                                                       Percentage ownership
                                                         At December 31,
                                                        1997         1996
         Cable London plc                              50.00%       50.00%

         Birmingham Cable Corporation Limited          27.47%       27.47%

         London Interconnect Limited                   16.67%       16.67%

         Central Cable Sales Limited                   50.00%       50.00%

         Front Row Television Limited                  40.00%       --

        The Company has accounted for its investment in London Interconnect Limited under the equity method because it is in a position to exercise a significant influence over London Interconnect Limited.

Telewest Communications - US GAAP

        Summarized combined financial information for such affiliates which operate principally in the cable television and telephony industries is as follows:

        COMBINED FINANCIAL POSITION

                                                         AT DECEMBER 31
                                                        1997         1996
                                                       L. '000     L. '000
       Property and equipment, net                     429,161     391,183
       Intangible assets, net                            4,859       3,845
       Other assets, net                                30,249     105,475
                                                       -------     -------
       TOTAL ASSETS                                    464,269     500,503
                                                       -------     -------

       Debt                                            293,492     281,500
       Other liabilities                                98,758      91,947
       Owners' equity                                   72,019     127,056
                                                       -------     -------
       TOTAL LIABILITIES AND EQUITY                    464,269     500,503
                                                       -------     -------

COMBINED OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                         1997           1996
                                                        L. '000       L. '000
       Revenue                                          120,468        98,329
       Operating expenses                              (150,768)     (124,358)
                                                       --------      --------
       Operating loss                                   (30,300)      (26,029)
       Interest  expense                                (26,311)      (15,945)
                                                       --------      --------
       NET LOSS                                         (56,611)      (41,974)
                                                       --------      --------

        The Company's investments in affiliates are comprised as follows:

                                                          DECEMBER 31,
                                                        1997       1996
                                                       L. '000    L. '000
       Loans                                           39,863     29,089
       Share of net assets                             19,844     40,331
                                                       ------     ------
                                                       59,707     69,420
                                                       ------     ------

Telewest Communications - US GAAP

        Any excess of the purchase cost over the value of the net assets acquired is treated as goodwill and amortized over 20 years on a straight-line basis.

Notes to the consolidated financial statements (continued)

(9)     PROPERTY AND EQUIPMENT

                                                                 CABLE AND       ELECTRONIC          OTHER
                                         LAND     BUILDINGS        DUCTING        EQUIPMENT       EQUIPMENT           TOTAL
                                      L. '000       L. '000        L. '000          L. '000         L. '000         L. '000
ACQUISITION COSTS
Balance at January 1, 1997              4,223         45,956       1,101,961         489,835         113,459       1,755,434
Reclassification                           --            (62)       (118,331)        117,954             439              --
Additions                                  11          8,683         280,814         101,204          49,882         440,594
Disposals                                  --             --            (182)           (556)         (8,319)         (9,057)
                                   ----------     ----------      ----------      ----------      ----------      ----------
  Balance at December 31, 1997          4,234         54,577       1,264,262         708,437         155,461       2,186,971
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACCUMULATED DEPRECIATION
Balance at January 1, 1997                 --          7,378         121,181         130,483          49,198         308,240
Reclassification                           --             --         (12,792)         12,792              --              --
Charge for year                            --          3,824          59,324          88,502          25,691         177,341
Disposals                                  --             --            (182)           (229)         (3,719)         (4,130)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1997               --         11,202         167,531         231,548          71,170         481,451
                                   ----------     ----------      ----------      ----------      ----------      ----------
1997 NET BOOK VALUE                     4,234         43,375       1,096,731         476,889          84,291       1,705,520
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACQUISITION COSTS
Balance at January 1, 1996              4,223         36,005         766,866         359,617          79,239       1,245,950
Additions                                  --          9,951         335,844         130,783          39,012         515,590
Disposals                                  --             --            (749)           (565)         (4,792)         (6,106)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1996            4,223         45,956       1,101,961         489,835         113,459       1,755,434
                                   ----------     ----------      ----------      ----------      ----------      ----------
ACCUMULATED DEPRECIATION
Balance at January 1, 1996                 --          4,920          74,532          70,810          31,880         182,142
Charge for year                            --          2,458          47,374          60,220          19,664         129,716
Disposals                                  --             --            (725)           (547)         (2,346)         (3,618)
                                   ----------     ----------      ----------      ----------      ----------      ----------
Balance at December 31, 1996               --          7,378         121,181         130,483          49,198         308,240
                                   ----------     ----------      ----------      ----------      ----------      ----------
1996 NET BOOK VALUE                     4,223         38,578         980,780         359,352          64,261       1,447,194
                                   ----------     ----------      ----------      ----------      ----------      ----------

Telewest Communications - US GAAP

Cable and ducting consists principally of civil engineering and fibre optic costs. In addition, cable and ducting includes net book value of pre-construction and franchise costs of L. 9,807,000 and L. 13,220,000 as of December 31, 1997 and 1996, respectively. Electronic equipment includes the Company's switching, headend and converter equipment. Other equipment consists principally of motor vehicles, office furniture and fixtures, leasehold improvements.

(10)    VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                                         CHARGED TO
                          BALANCE AT     ACQUISITION OF   COSTS AND                    BALANCE AT
                           JANUARY 1              TCMN     EXPENSES      DEDUCTIONS   DECEMBER 31
                            L. '000           L. '000      L. '000          L. '000     L. '000
       1997
       Allowance for
       doubtful accounts      5,405               --        8,815          (7,713)       6,507
                             ------           ------       ------          ------       ------

       1996
       Allowance for
       doubtful accounts      4,695               --        9,020          (8,310)       5,405
                             ------           ------       ------          ------       ------

       1995
       Allowance for
       doubtful accounts      1,736            1,063        5,920          (4,024)       4,695
                             ------           ------       ------          ------       ------

(11)    OTHER ASSETS

        The components of other assets, net of amortization, are as follows:

                                                                             At December 31
                                                                            1997       1996
                                                                          L. '000    L. '000
       Deferred financing costs of debentures                              13,770     17,510
       Deferred financing costs of Senior Secured Facility                 15,963     18,186
       Foreign currency option contract                                    26,145     25,828
       Other                                                                  635        863
                                                                           ------     ------
                                                                           56,513     62,387
                                                                           ------     ------

(12)    OTHER LIABILITIES

        Other liabilities are summarised as follows:

                                                                              AT DECEMBER 31
                                                                             1997        1996
                                                                           L. '000     L. '000
       Amounts due to affiliated or other related parties                       61       1,901
       Accrued interest                                                     13,641       8,921
       Accrued construction costs                                           30,235      36,397
       Accrued expenses and deferred income                                112,198      82,938
       Foreign Currency Swap                                                18,039      26,481
       Other liabilities                                                    24,490      33,562
                                                                           -------     -------
                                                                           198,664     190,200



Notes to the consolidated financial statements (continued)

Telewest Communications - US GAAP

(13)    DEBT

        Debt is summarized as follows at December 31, 1997 and 1996:

                                                          Weighted average                   1997             1996
                                                           interest rate                  L. '000          L. '000
                                                          1997       1996
        Senior Debentures                                 9.625%     9.625%               182,626          175,203
        Senior Discount Debentures                       11.000%    11.000%               696,954          600,799
        Senior Secured Facility                           9.071%     8.281%               492,500          100,000
        Other debt                                        8.719%     7.790%                   974            3,349
                                                                                         --------         --------
                                                                                        1,373,054          879,351
                                                                                         --------         --------

        SENIOR DEBENTURES

        In October 1995, the Company issued US$300,000,000 principal amount of Senior Debentures with a yield to maturity of 9.625%. The cash consideration received at the date of issue was L. 188,703,000. The Senior Debentures mature on October 1, 2006. Interest on the Senior Debentures accrues semi annually and is payable in arrears. The Senior Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 104.813% of the principal amount during the year commencing October 1, 2000, 102.406% of the principal amount during the year commencing October 1, 2001, and thereafter at 100% of the principal amount plus accrued and unpaid interest.

        The Senior Debentures and the Senior Discount Debentures, which are described below, were issued to finance working capital, capital expenditure, foreign currency swap and options to hedge against adverse fluctuations in exchange rates, and additional investments in affiliated companies. A portion of the net proceeds of the issue also was used to repay the L. 157,930,000 indebtedness outstanding under the loan facility held by TCMN at the date that it was acquired by the Company.

        The indenture under which the Senior Debentures were issued contains various covenants which among other things, restrict the ability of the Company to incur additional indebtedness, pay dividends, create certain liens, enter into certain transactions with shareholders or affiliates, or sell certain assets. The Company was in compliance with the covenants at December 31, 1997.

Telewest Communications - US GAAP

(13)    DEBT (CONTINUED)

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

        SENIOR DISCOUNT DEBENTURES

        In October 1995, the Company issued US$1,536,413,000 principal amount at maturity of Senior Discount Debentures with a yield to maturity of 11%. The cash consideration received at the date of issue was L. 566,109,000 (US$900,000,000). At December 31, 1997, the unamortized portion of the discount on issue was L. 238,344,000 (US$391,528,000). The Senior Discount Debentures mature on October 1, 2007. Interest on the Senior Discount Debentures accrues semi annually. Cash interest will not accrue on the Senior Discount Debentures prior to October 1, 2000 and is thereafter payable in arrears on April 1 and October 1 of each year at a rate of 11% per annum. The Senior Discount Debentures are redeemable, in whole or in part, at the option of the Company at any time on or after October 1, 2000 at the redemption price of 100% of the principal amount plus accrued and unpaid interest.

        The indenture under which the Senior Discount Debentures were issued contains various covenants as set out for the Senior Debentures above and the Company was in compliance with such covenants at December 31, 1997.

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

        SENIOR SECURED FACILITY

        During 1996 a subsidiary of the Company entered into a senior secured facility (the "Senior Secured Facility") with a syndicate of banks. The facility is available to finance the capital expenditure, working capital requirements and other permitted related activities involving the construction and operation of all the Company's owned and operated franchises, to pay cash interest on the Company's unsecured debentures, to fund the repayment of existing secured borrowings in respect of the London South and South West Regional Franchise Areas, to fund loans to or investments in affiliated companies, to bid for or purchase, and subsequently construct, licenses or franchises which may become available and to refinance advances and the payment of interest, fees, and expenses in respect of the Senior Secured Facility.

Telewest Communications - US GAAP

        The facility is divided into two tranches: the first portion (Tranche A) is available on a revolving basis for up to L. 300 million, reducing to
        L. 100 million by June 30, 1998 with full repayment by December 31, 1998; the second portion (Tranche B) is available on a revolving basis concurrently with Tranche A for an amount up to 6.5 times the trailing, rolling six month annualised consolidated net operating cash flow, gradually reducing throughout the period of the facility to 4 times by January 1, 2000. Thereafter, the amount outstanding under the facility converts to a term loan amortising over 5 years. The aggregate drawing at any time under both tranches cannot exceed L. 1.2 billion. At December 31, 1997 L. 125 million (1996:$100 million) was outstanding under Tranche A, and L. 367.5 million under Tranche B (1996:$nil)

        Borrowings under the facility are secured by the assets of the Company, including the partnership interests and shares of subsidiaries, and bear interest at 2.25% above LIBOR for Tranche A and between 0.5% and 1.875% above LIBOR (depending on the ratio of borrowings to the trailing, rolling six month annualized consolidated net operating cash flow) for Tranche B.

(13)    DEBT (CONTINUED)

        Since 31 December 1997, this facility has been restructured with revised financial covenants, a reduction in the amount available under the facility from $1,200 million to $1,000 million, and a supplementary
        L. 100 million revolving credit facility secured with a second fixed and floating charge, and interest costs on the latter ranging from 3.5% - 5.5% above LIBOR

        The Company's ability to borrow under the facility is subject to, among other things, its compliance with the financial and other covenants and borrowing conditions contained therein.

        The Company was in compliance with the covenants at December 31,1997.

        OTHER DEBT

        Other debt is represented by property loans which are secured on freehold land and buildings held by the Company which matures from 1998 onwards. The property loans bear interest at a rate of between 1.00% and 1.50% above LIBOR.

Telewest Communications - US GAAP

(14)    INCOME TAXES

        Loss before income taxes is solely attributable to the UK:

        The provisions for income taxes follow:

                                            YEAR ENDED DECEMBER 31,
                                            1997      1996     1995
                                           L. '000  L. '000  L. '000
       Currently payable                     137      50      16
                                             ---     ---     ---

        A reconciliation of income taxes determined using the statutory UK rate of 31.5% (1996:33%) to the effective rate of income tax is as follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       1997          1996         1995
                                                                                        %             %             %
        Corporate tax at UK statutory rates                                           (31.5)         (33)         (33)
        Permanent differences                                                            0.5            1            3
        Valuation allowance and other temporary differences                               29           30           26
        Share of losses of affiliates                                                      2            2            4
                                                                                    --------      -------      -------
                                                                                          --           --           --
                                                                                    ========      =======      =======

Telewest Communications - US GAAP

(14)    INCOME TAXES (continued)

        Deferred income tax assets and liabilities at December 31, 1997 and 1996 are summarised as follows:

                                                                     1997          1996
                                                                  L. '000       L. '000
       Deferred tax assets relating to:
       Fixed assets                                                79,100            --
       Net operating loss carried forward                         181,800       310,300
       Other                                                        2,400         3,400
                                                                 --------      --------
       Deferred tax asset                                         263,300       313,700

       Valuation allowance                                       (247,400)     (175,200)
                                                                 --------      --------

       Deferred tax liabilities relating to:                       15,900       138,500
                                                                 --------      --------
       Fixed assets                                                    --      (110,600)
       Other                                                      (15,900)      (27,900)
                                                                 --------      --------
       Deferred tax liabilities                                   (15,900)     (138,500)
                                                                 --------      --------
       DEFERRED TAX ASSET PER BALANCE SHEET                            --            --
                                                                 --------      --------

        At December 31 1997 the company estimates that it has subject to Inland Revenue agreement, net operating losses ("NOLS") of L. 587,000,000 available to relieve against future profits. This excludes capital allowances on assets which were available to the company, but had not been claimed.

        Due to a history of operating losses the company has established a valuation allowance with respect to deferred tax assets, except to the extent of deferred tax liabilities.

        The NOLs have an unlimited carry-forward period under UK tax law, but are limited to their use to the type of business which has generated the loss.

Telewest Communications - US GAAP

(15)    SHAREHOLDERS' EQUITY

        MOVEMENTS IN SHARE CAPITAL

        In 1996 the Company issued 7,604,200 ordinary shares at 10 pence each for the following consideration: an additional 0.25% of the ordinary shares of Cable London plc, the surrender by Trans-Global (UK) Limited of is option to acquire 9.9% of equity in the South East Regional Franchise Area, and the remaining 20% of the ordinary shares of Telewest Communications (Cotswolds) Limited held by a minority interest.

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

Telewest Communications - US GAAP

(16)    SHARE-BASED COMPENSATION PLANS

        At December 31, 1997, the Company operates five types of share-based compensation plans: the Telewest Executive Share Option Schemes, the Telewest Sharesave Schemes, and the Telewest Restricted Share Scheme, as replaced in 1997 by the Telewest Long Term Incentive Plan ("LTIP") and an Equity Participation Plan ("EPP").

        The Company applies APB Opinion Bulletin No. 25 and related interpretations in accounting for its share-based compensation plans. Accordingly, no compensation cost has been charged to the consolidated statement of operations in respect of performance-based option grants since the options do not have exercise prices less than the market value of the Company's ordinary shares. Compensation cost has been recognized for fixed option grants since the options have exercise prices less than the market value of the Company's ordinary shares at the date of grant. Compensation cost has also been recognized for awards over ordinary shares made in under the Telewest Restricted Share Scheme since the awards have no exercise price. Compensation cost recognized for fixed option grants and awards under the Telewest Restricted Share Scheme was ($496,000), $1,380,000, and $1,334,000 for 1997, 1996, and 1995,
        respectively. If compensation costs for share option grants and awards under the Telewest Restricted Share Scheme and LTIP Scheme had been determined based on their fair value at the date of grant for 1997 and 1996 consistent with the method prescribed by SFAS 123 "Accounting for Stock-Based Compensation", the Company's net loss and basic and diluted loss per share would have been adjusted to the pro forma amounts set out below:

                                                                                1997          1996           1995
                                                                             L. '000       L. '000        L. '000
        Net loss             - As reported                                  (332,452)     (262,391)     (137,531)
                             - Proforma                                     (336,737)     (264,579)     (138,468)

                                                                                1997          1996          1995
                                                                                  L.            L.            L.
        Loss per share       - As reported                                     (0.36)        (0.28)        (0.16)
                             - Proforma                                        (0.36)        (0.29)        (0.16)

        PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS

        The Company has two performance-based share option plans: the Telewest 1995 (No. 1) Executive Share Option Scheme and the Telewest 1995 (No. 2) Executive Share Option Scheme. Under both plans, certain officers and key employees are granted options to purchase ordinary shares of the Company. The exercise price of each option generally equals the market price of the Company's ordinary shares on the date of grant. The options are exercisable between three and ten years after the date of the grant with exercise conditional on the Company's shares outperforming by price the FT-SE100 Index over any three year period preceding exercise. The Company may grant options for up to 92,000,000 ordinary shares.

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a weighted-average risk-free interest rate of 6.8, 8.1 and 8.3 percent used for grants in 1997, 1996 and 1995, respectively, and an expected volatility of between 30 and 45 percent used for grants in these years. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

        A summary of the status of the Company's performance-based share option plan as of December 31, 1997, 1996, and 1995, the first year in which the options were granted, and changes during the years ended on those dates is presented below:

        PERFORMANCE-BASED SHARE OPTION COMPENSATION PLANS (continued)

                                                            1997                      1996                       1995
                                                                WEIGHTED                   Weighted                    Weighted
                                                    NUMBER       AVERAGE        Number      average       Number        average
                                                        OF      EXERCISE            of     exercise           of       exercise
                                                    SHARES         PRICE        shares        price       shares          price
        Outstanding at beginning of year           11,238,852      153.0p      8,645,229     160.4p              --          --
        Granted                                     8,994,654       83.7p      4,121,474     140.9p       8,871,398       160.3p
        Forfeited                                  (1,205,075)     147.1p     (1,527,851)    162.6p        (226,169)      158.0p
                                                  -----------                -----------                -----------
        Outstanding at end of year                 19,028,431      120.6p     11,238,852     153.0p       8,645,229       160.4p
                                                  -----------                -----------                -----------
        Options exercisable at year-end             3,375,739      152.3p      1,023,042     154.3p              --          --
        Weighted-average fair value of
           options granted during the year               50.4p                      75.6p                      86.0p

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        The following table summarizes information about the Company's performance-based share option plans outstanding at December 31, 1997.

                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                   Number         Weighted-                             Number
              Range of     outstanding at           average        Weighted-     exercisable at       Weighted-
       exercise prices        31 December         remaining          average        31 December         average
                                     1997  contractual life   exercise price           1997      exercise price
           71.0-73.0p           2,666,913         7.4 years            72.6p

          82.5p-83.0p           5,297,509         7.6 years            82.9p

          117.5-118.0p            765,847         9.2 years           117.5p

          135.0-141.0p          3,674,467         6.2 years           140.6p           1,293,086          140.8p

          154.5-155.5p          4,842,914         4.8 years           154.5p           1,502,527          154.6p

          171.5-173.5p          1,780,781         5.9 years           172.4p             580,126          171.9p

           71.0-173.5P         19,028,431         6.5 years           120.6P           3,375,739          152.3P

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

Telewest Communications - US GAAP

(16)    SHARE COMPENSATION PLANS (continued)

        FIXED SHARE OPTION COMPENSATION PLANS (continued)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with a weighted-average risk-free interest rate of 6.95 percent, 7.4 percent, and 7.2 percent, used for grants in 1997, 1996 and 1995, respectively and an expected volatility of between 30 and 45 percent. The Company does not expect to pay a dividend on its ordinary shares at any time during the expected life of the option.

        A summary of the status of the Company's fixed share option plan as of December 31, 1997, 1996, and 1995 and the changes during the years ended on those dates is presented below:

                                                    1997                        1996                       1995
                                              NUMBER      WEIGHTED       Number      Weighted       Number      Weighted
                                                  OF       AVERAGE           of       average           of       average
                                              SHARES      EXERCISE       shares      exercise       shares      exercise
                                                             PRICE                      price                      price
         Outstanding at beginning of
         year                                 4,076,635     119.8p       3,345,941      139.6p      1,666,534      150.0p
         Granted                              5,341,783      58.0p       2,165,009      102.5p      2,168,157      134.0p
         Forfeited                           (2,450,243)    120.7p      (1,434,315)     139.8p       (488,750)     150.0p
                                             ----------                -----------                 ----------
         Outstanding at end of year           6,968,175      72.1p       4,076,635      119.8p      3,345,941      139.6p
                                             ----------                -----------                 ----------
         Options exercisable at year-end             --                         --                         --
         Weighted-average fair value of
           options granted during the
            year                                   42.7p                      49.7p                      79.3p

        The following table summarizes information about the Company's fixed share options outstanding at December 31, 1997.

                  Options outstanding
                                        Number       Weighted-average
                                outstanding at              Remaining
           Exercise price     31 December 1997       Contractual life
                    58.0p          5,341,783              3.6 years

                   102.5p            941,444              2.6 years

                   134.0p            404,256              3.6 years

                   150.0p            280,692              2.6 years
         ---------------       -------------          -------------

          58.0P - 150.0 p          6,968,175              3.4 YEARS

Telewest Communications - US GAAP

        TELEWEST RESTRICTED SHARE SCHEME

        The Company operates the Telewest Restricted Share Scheme in conjunction with an employment trust, the Telewest Employees Share Ownership Plan Trust (the "Telewest ESOP"), which has been designed to provide incentives to executives of the Company based on the performance of the Company. Under the Telewest Restricted Share Scheme, executives may be granted awards over ordinary shares of the Company based on a percentage of salary. The awards made for no consideration. The awards generally vest three years after the date of the award and are exercisable for up to seven years after the date when they vest. Awards granted under the Telewest Restricted Share Scheme may be made over a maximum of 4,000,000 ordinary shares of the Company.

        The fair value of each award is the share price of the ordinary shares on the date the award was made.

        A summary of the status of the Company's Restricted Share Scheme at December 31, 1997, 1996, and 1995 and changes during the years ended on those dates is presented below:

                                                          1997            1996            1995
                                                     NUMBER OF       Number of       Number of
                                                        SHARES          shares          shares
          Outstanding at beginning of year           2,648,433       2,616,857              --
          Granted                                      377,975         328,297       2,857,191
          Exercised                                 (1,123,324)        (62,920)             --
          Forfeited                                   (155,922)       (233,801)       (240,334)
                                                    ----------      ----------      ----------
          Outstanding at end of year                 1,747,162       2,648,433       2,616,857

                                                    ----------      ----------      ----------
                                                       924,008         646,341          49,867
          Awards exercisable at year end                    --              --              --

          WEIGHTED-AVERAGE FAIR VALUE OF AWARDS
          GRANTED DURING THE YEAR                     [ ] 1.25        [ ] 1.47        [ ] 1.72

        At December 31, 1997, the 1,747,162 awards outstanding and the 924,008 awards exercisable have weighted average remaining contractual lives of
        6.7 years and 6.6 years respectively.

        The Telewest Restricted Share Scheme has been replaced with a Long-Term Incentive Plan ("LTIP") for share awards to executive Directors and senior executives. Under the LTIP, an executive will be awarded the provisional right to receive, for no payment, a number of Telewest shares with a value equating to a percentage of base salary. The shares will not vest unless certain performance criteria, based on total shareholder return assessed over a three year period are met. The percentage of salary will be determined by the Remuneration Committee and will be up to 100% of base salary for executive Directors.

Telewest Communications - US GAAP

        TELEWEST LONG TERM INCENTIVE PLAN ("LTIP")

        A summary of the status of the Company's Long Term Incentive Plan at December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:

                                                                              1997
                                                                         NUMBER OF
                                                                            SHARES
          Outstanding at beginning of year                                      --
          Granted                                                          574,309
                                                                           -------
          Outstanding at end of year                                       574,309

                                                                           -------
          Awards exercisable at year end                                        --
                                                                           -------

          Weighted-average fair value of awards
          granted during the year                                         [ ] 0.81

        At December 31, 1997, the 574,309 awards outstanding have weighted average remaining contractual lives of 9.8 years.

Telewest Communications - US GAAP

(17)    COMMITMENTS AND CONTINGENCIES

        CAPITAL AND OPERATING LEASES

        The Company leases a number of assets under arrangements accounted for as capital leases, as follows:

                                                           Acquisition          Accumulated            Net book
                                                                 costs         Depreciation               Value
                                                               L. '000              L. '000             L. '000
          At December 31, 1997
          Electronic equipment                                  58,465              (16,061)             42,404
          Other equipment                                       40,207               (8,050)             32,157

          At December 31, 1996
          Electronic equipment                                  46,634               (8,376)             38,258
          Other equipment                                        8,780               (1,900)              6,880

        Depreciation charged on these assets was L. 10,889,000 and L. 7,106,000 for the years ended 31 December, 1997 and 1996 respectively

        The Company leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expense under such arrangements amounted to L. 3,198,000, L. 3,065,000 and L. 2,276,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

        Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 1997:

                                                 Capital leases         Operating leases
                                                        L. '000                 L. '000
       1998                                              15,712                  3,059
       1999                                              14,488                  2,989
       2000                                              12,740                  2,939
       2001                                              11,883                  2,885
       2002                                               8,741                  2,884
       2003 and thereafter                               38,413                 14,323
                                                       --------
                                                        101,977
       Imputed interest                                 (26,443)
                                                       --------
       Total                                             75,534
                                                       --------

        It is expected that, in the normal course of business, expiring leases will be renewed or replaced.

        Contingent liabilities

        The Company is a party to various legal proceedings in the ordinary course of business which it does not believe will result, in aggregate, in a material adverse effect on its financial condition.

Telewest Communications - US GAAP

(18)    RELATED PARTY TRANSACTIONS

        The Company, in the normal course of providing cable television services, purchases certain of its programming from certain UK affiliates of TCI. Such programming is purchased on commercially-available terms. Total purchases in the year amounted to L. 9,681,000.

        The Company has management agreements with TCI and US WEST under which amounts are paid by the Company relating to TCI and US WEST employees who have been seconded to the Company. For the years ended December 31, 1997, 1996, and 1995, fees paid by the Company under the agreements were
        L. 968,000, L. 2,185,000 and L. 3,042,000 respectively. The Company has similar management agreements with Cox Communications, Inc and SBC Communications, Inc. For the years ended December 31,1997, and 1996, fees paid by the Company under these agreements were L. 202,000 and L. 374,000.

        The Company has entered into consulting agreements with its affiliates pursuant to which the Company provides consulting services related to telephony operations. Under the agreements, the Company receives an annual fee from each affiliate based upon the affiliate's revenues. Fees received for the years ended December 31,1997, 1996 and 1995 were L. 786,000, L. 642,000 and L. 566,000, respectively. The Company also receives a fee for providing switching support services, comprising of a fixed element based on a number of switches, and a variable element based on a number of lines. Fees received for the years ended December 31, 1997, 1996 and 1995, were L. 740,000, L. 741,000 and L. 827,000, respectively.

(19)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     1997
                                                       FOURTH        THIRD        SECOND          First
                                         TOTAL        QUARTER      QUARTER       QUARTER        quarter
                                       L. '000        L. '000      L. '000       L. '000        L. '000
       Revenue                         386,498       104,972       100,087        91,052        90,390
       Operating loss                 (154,159)      (39,578)      (41,394)      (36,421)      (36,766)
       Finance expenses, net          (156,167)      (29,604)      (43,613)      (30,992)      (51,958)

       Net loss                       (332,452)      (74,887)      (90,780)      (72,902)      (93,883)
       Basic and diluted loss per
       ordinary share                 (36 pence)    (8 pence)     (10 pence)    (8 pence)     (10 pence)

                                                                      1996
                                                     FOURTH           THIRD        SECOND         First
                                        TOTAL       QUARTER         QUARTER       QUARTER       quarter
                                      L. '000       L. '000         L. '000       L. '000       L. '000
       Revenue                         290,266        83,663        73,123        68,320        65,160
       Operating loss                 (155,400)      (46,095)      (34,512)      (38,536)      (36,257)
       Finance expenses, net           (90,788)       28,222       (30,710)      (54,503)      (33,797)

       Net loss                       (262,391)      (22,361)      (69,303)      (97,080)      (73,647)
       Basic and diluted loss per
       ordinary share                 (28 pence)    (2 pence)     (7 pence)     (10 pence)    (8 pence)

Telewest Communications - US GAAP

        The Company regularly reviews estimated useful lives of its property and equipment and the estimates in calculating the capitalised overheads which relate to the construction of the cable network. With effect from January 1, 1996, the company has revised the estimated lives of certain assets as set out in Note 3 to the consolidated financial statements and certain estimates used in calculating capitalizable overheads. The impact of these revisions was to increase the depreciation charge for 1996 from L. 110,223,000 to L. 129,716,000 and to increase the basic and diluted loss per ordinary share for the year by 2 pence, and to increase the capitalization of overheads in 1996 from L. 38,812,000 to L. 54,019,000 and to reduce the basic and diluted loss per share for the year by 2 pence. The impact was principally accounted for in the fourth quarter of 1996. In 1997, the treatment of activation costs was reviewed. With effect from 1 January 1997, activation labour was reclassified from Cable and Ducting to Electronics to be consistent with the classification of activation materials. The impact of this change, was an additional depreciation charge of L. 10,359,000, with activation labour now depreciated over 8 years rather than 20 years.

        Finance expenses include foreign exchange gains and losses on the retranslation or valuation of non sterling denominated financial instruments using period end exchange rates and market valuations.

Telewest Communications - US GAAP

Supplementary financial information

Five year summary

                                                                           YEAR ENDED DECEMBER 31
                                                                  COMPANY                         JOINT         PREDECESSOR
                                                                                                VENTURE (1)    BUSINESSES (2)
                                                     1997            1996          1995(3)            1994               1993
                                                  L. '000         L. '000         L. '000          L. '000            L. '000
       Balance sheet data:
       Property and equipment (net)              1,705,520       1,447,194       1,063,808         454,843            269,974
       Total assets                              2,413,352       2,241,940       2,289,720         878,156            413,865
       Investment in affiliates                     59,707          69,420          80,703          81,907             68,838
       Debt(4)                                   1,373,044         879,351         792,265           3,886             49,386
       Equity                                      738,750       1,070,797       1,322,748         776,934            311,695
       Income statement data:
       REVENUE
       Cable television                            159,918         121,224          64,740          35,875             20,729
       Telephony - residential                     166,645         125,013          57,597          23,471             11,261
       Telephony - business                         43,882          34,562          17,449           8,812              4,908
       Other                                        16,053           9,467           4,998           3,869              3,440
                                                ----------      ----------      ----------      ----------         ----------
       Total revenue                               386,498         290,266         144,784          72,027             40,338
                                                ----------      ----------      ----------      ----------         ----------
       Operating costs and expenses:
        Programming                                (93,441)        (69,906)        (32,194)        (15,500)            (8,403)
        Telephony                                  (50,145)        (52,572)        (29,526)        (14,714)           (10,203)
        Selling, general and administrative       (193,335)       (167,323)       (105,388)        (60,414)           (32,505)
        Depreciation                              (177,341)       (129,716)        (60,019)        (30,320)           (17,635)
        Amortization                               (26,395)        (26,149)         (7,854)         (1,827)              (840)
                                                ----------      ----------      ----------      ----------         ----------
       OPERATING LOSS                             (154,159)       (155,400)        (90,197)        (50,748)           (29,248)
                                                ----------      ----------      ----------      ----------         ----------
       Share of loss of affiliates                 (21,696)        (15,973)        (12,777)         (8,466)            (7,540)
       Financial expenses, net(4)                 (156,167)        (90,788)        (34,607)         (6,137)              (651)
                Extraordinary gain                      --              --              --           7,287(5)              --
       Net loss                                   (332,452)       (262,391)       (137,531)        (58,050)           (37,439)
       Basic and diluted loss per ordinary
       share before extraordinary gain
       (proforma loss for 1994)                  (36 PENCE)      (28 pence)      (16 pence)      (10 pence)
       Extraordinary gain                               --              --              --         1 pence
       Loss per ordinary share (pro forma
          loss for 1994)                         (36 PENCE)      (28 pence)      (16 pence)       (9 pence)

(1) See Note 1 (Organization and history) to the US GAAP Consolidated Financial Statements.

(2) Predecessor Businesses refers to certain businesses owned by TCI prior to the formation of the Joint Venture and which are now owned by the Company.

(3) See Note 5 (Business combinations) to the US GAAP Consolidated Financial Statements.

(4)     See Note 13 (Debt) to the US GAAP Consolidated Financial Statements.

(5) Extraordinary gain, relates to the fair value of interest rate swaps arising on repayment of debt following the initial public offering of the company in November 1994, to the US GAAP Consolidated Financial Statements.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tele-Communications International, Inc.


                                       By:   /s/ David J. Evans
                                          --------------------------------------
                                          Name:  David J. Evans
Dated March 23, 1998                      Title: President and Chief Executive
                                                 Officer

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                       Title                        Date
        ----------                       -----                        ----



/s/ John C. Malone                                               March 23, 1998
---------------------------
    John C. Malone             Chairman of the Board and
                                 Director

/s/ David J. Evans                                               March 23, 1998
---------------------------
    David J. Evans             President and Chief Executive
                                 Officer

/s/ Fred A. Vierra                                               March 23, 1998
---------------------------
    Fred A. Vierra             Vice Chairman of the Board
                                 and Director


/s/ Paul A. Gould                                                March 23, 1998
---------------------------
    Paul A. Gould              Director



/s/ Jerome H. Kern                                               March 23, 1998
---------------------------
    Jerome H. Kern             Director



/s/ Graham E. Hollis                                             March 23, 1998
---------------------------
    Graham E. Hollis           Executive Vice President
                                 (Chief Financial Officer and
                                 Principal Accounting Officer)

                                 EXHIBIT INDEX
        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

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

         10.12 Relationship Agreement, entered into as of November 22, 1994, by and among Telewest, TINTA and US WEST.(e)

         10.13 Amendment to Relationship Agreement by and among Telewest, Inter-national and U S WEST referred to in Exhibit 10.9(a).(b)

         10.14 Shareholders' Agreement, entered into as of November 22, 1994, between certain subsidiaries of TCI and certain subsidiaries of U S WEST.(e)

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

         10.24 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.25 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.26 Promissory Note dated April 25, 1995 in the amount of $21,688,748, payable by TINTA to Eduardo Eurnekian.(a)

         10.27 Promissory Note dated February 9, 1996 payable by Tele-Communications, Inc. to TINTA.(r)

         10.28 United Communications International Partnership Agreement dated as of August 30, 1990, between United International Holdings and US WEST Cable Europe, Inc., as assigned to United International Holdings, Inc. pursuant to the Assignment and Assumption Agreement dated as of January 1, 1993, between United International Holdings and United Inter-national Holdings, Inc.(g)

         10.29 Amendment of Partnership Agreement dated November 9, 1992, between Telewest Europe Group and United International Holdings.(g)

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

         10.37    Tele-Communications, Inc. 1994 Stock Incentive Plan.(i)

         10.38 The Tele-Communications International, Inc. 1995 Stock Incentive Plan.(a)

         10.39    Tele-Communications, Inc. 1996 Stock Incentive Plan.(c)

         10.40 Form of 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(k)

         10.41 Form of Assumption and Amended and Restated Stock Option Agreement between the Company, TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1992 Non-Qualified Stock Option and Stock Appreciation Rights Agreement.+(m)

         10.42 Form of 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(k)

         10.43 Non-Qualified Stock Option and Stock Appreciation Rights Agreement, dated as of November 12, 1993, by and between Tele-Communications, Inc. and Jerome H. Kern. +(k)

         10.44 Assumption and Amended and Restated Stock Option Agreement between Tele-Communications, Inc., TCI/Liberty Holding Company and a director of Tele-Communications, Inc. relating to assumption of options and related stock appreciation rights granted outside of an employee benefit plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(m)

         10.45 Form of Assumption and Amended and Restated Stock Option Agreement between Tele-Communications, Inc., TCI/Liberty Holding Company and grantee relating to assumption of options and related stock appreciation rights granted under Tele-Communications, Inc.'s 1992 Stock Incentive Plan pursuant to Tele-Communications, Inc.'s 1993 Non-Qualified Stock Option and Stock Appreciation Agreement. +(m)

         10.46 Form of 1994 Non-Qualified Stock Option and Stock Appreciation Rights Agreement. +(l)

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

         10.72 Shareholders Agreement relating to Jupiter Programming Co., Ltd. dated February 21, 1996 between Sumitomo Corporation, TCI Japan, Inc., Tele-Communications International, Inc. and Jupiter Programming Co., Ltd.(r)

         10.73 Sale Contract dated February 7, 1996 between Cordillera Comunicac-iones Limitada and Compana de Telecomunicaciones de Chile S.A.(r)

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

         10.78    Multi-Country DTH Platform Memorandum of Understanding. (p)

         10.79 Stock Purchase Agreement by and among Eduardo Eurnekian and Natalio Wende owners of Oeste Cable Color S.A. and Cablevision.(q)

         10.80 Deed of Guarantee and Indemnity and Subordination by Independent Newspapers, plc, Tele-Communications International, Inc., and United and Philips Communications, B.V. as Guarantors in favour of the Governor and Company of the Bank of Ireland.(q)

         10.81 Partnership Interest Purchase Agreement by and between TCID of Puerto Rico, Inc. and Joslin Communications Corp. (s)

         10.82    Step-In Deed Relating to UK Channel Management Limited. (s)

         10.83 Credit Agreement dated as of April 30, 1997, among TCI Cablevision of Puerto Rico, Inc. as the Borrower, Certain Commerical Lending Institutions, as the Lenders, and the Bank of Nova Scotia, as the Administrative Agent for the Lenders.
                  (s)

         10.84 Tax Sharing Agreement, effective for periods on and after October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group, as amended by the First Amendment to the Tax Sharing Agreement, dated as of October 1, 1997, among TCI and certain entities attributed to each of the TCI Group, the Liberty Media Group and the TCI Ventures Group. Incorporated herein by reference to Exhibit 9(c)2 to TCI's Schedule 13E-4/A (Amendment No. 2), Issuer Tender Offer Statement, dated September 5, 1997.

         10.85 Stock Purchase and Capital Contribution Agreement entered into as of September 22, 1997 by and among (i) Tele-Communications International, Inc., (ii) Eduardo Eurnekian et.al., (iii) CEI Citicorp Holdings S.A. and (iv) T.I. Telefonica Internacional de Espana S.A. (t)

         10.86 Shareholders Agreement dated October 9, 1997 between (i) Tele-Communications International, Inc., (ii) CEI Citicorp Holdings Sociedad Anonima, (iii) Southtel Equity Corporation, (iv) T.I. Telefonica Internacional de Espana S.A. and (v) Martin Eurnekian. (t)

         10.87 Management Agreement dated October 9, 1997 by and between Cablevision S.A. and TINTA Cable Management, Inc., a wholly owned subsidiary of Tele-Communications International, Inc.
                  (t)

         10.88 Consulting Agreement dated as of January 1, 1998 between Tele-Communications International, Inc. and Fred A. Vierra.

         21       Subsidiaries of the Registrant.

         23       Consent of Experts and Counsel.

         23.1     Consent of KPMG Peat Marwick LLP

         23.2     Consent of KPMG

         27       Financial Data Schedule.

----------
        (a) Incorporated by reference to TINTA's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 11, 1995 (Registration No. 33-91876).

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

        (g) Incorporated by reference to United International Holding, Inc.'s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 1993 (Registration No. 33-61376).

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

        (o) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1996.

        (p) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated June 30, 1996.

        (q) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated September 30, 1996.

        (r) Incorporated herein by reference to Tele-Communications International, Inc.'s Annual Report on Form 10-K dated December 31, 1995.

        (s) Incorporated herein by reference to Tele-Communications International, Inc.'s Quarterly Report on Form 10-Q dated March 31, 1997.

        (t) Incorporated herein by reference to Tele-Communications, International, Inc.'s Current Report on Form 8-K dated October 24, 1997.

          +  Constitutes management contract or compensatory arrangement.