Form 10-K/A
period 1997-12-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1998-04-28
CIK 945027

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____ to _____


Commission File Number 0-26264

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                State of Delaware                           84-1289408
         ---------------------------------            ----------------------
           (State or other jurisdiction                 (I.R.S. Employer
         of incorporation or organization)            Identification Number)

                5619 DTC Parkway
              Englewood, Colorado                             80111
     ---------------------------------------                ----------
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (303) 267-5500

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

       The number of shares outstanding of Tele-Communications International Inc.'s common stock (net of shares held in treasury) as of January 31, 1998, was

              Series A Common Stock 103,627,880 shares; and
                 Series B Common Stock - 11,700,000 shares

                                    PART III.

       Tele-Communications International, Inc. ("TINTA") is a majority-owned subsidiary of TCI Ventures Group, LLC ("TVG LLC"), which is a limited liability company wholly owned by Tele-Communications, Inc. ("TCI"). During the fourth quarter of 1994 and the first quarter of 1995, TCI contributed its indirect ownership interests in substantially all of its international cable and telephony assets and certain of its international programming assets to TINTA (the "Contributions"). For purposes of the following discussion, except to the extent the context otherwise requires, the term the "Company" refers to (i) such contributed ownership interests before the date of the Contributions and (ii) TINTA and its direct and indirect subsidiaries and affiliates on and after the date TCI completed the Contributions.

Item 10.      Directors and Executive Officers of the Registrant

       The following lists the directors and executive officers of TINTA, their birth dates, a description of their business experience and the positions held with TINTA as of April 21, 1998.

Name                                                  Position
----                                                  --------

David J. Evans                         Has served as the President of TINTA
Born June 1, 1940                      since September 1997, a Director of TINTA
                                       since November 1997, and as the Chief
                                       Executive Officer since January 1998.
                                       From September 1997 to January 1998, Mr.
                                       Evans served as Chief Operating Officer
                                       of TINTA. Previously, from July 1996 to
                                       August 1997, Mr. Evans was an Executive
                                       Vice President of News Corporation, a
                                       multi-media company, and the President
                                       and Chief Executive Officer of Sky
                                       Entertainment Services Latin America,
                                       Inc., a subsidiary of News Corporation.
                                       In such positions, Mr. Evans had
                                       oversight responsibility for Latin
                                       American operations. Mr. Evans served
                                       also as the President and Chief Operating
                                       Officer of Fox Television, a subsidiary
                                       of News Corporation, from August 1994 to
                                       July 1997, where he oversaw all
                                       international programming and the
                                       creation of new channels. Prior to his
                                       position with Fox Television, Mr. Evans
                                       served as the President of the
                                       international division of British Sky
                                       Broadcasting. Mr. Evans is a director of Flextech plc ("Flextech").

Paul A. Gould                          Has served as a director of TINTA since
Born September 27, 1945                July 1995. Mr. Gould has been a Managing
                                       Director and an Executive Vice President of Allen & Company Incorporated, an investment banking services company, for more than the last five years. Mr. Gould has served as a director of TCI since
                                       December 1996. He is also a director of
                                       Ascent Entertainment Group, Inc. and
                                       Sunburst Hospitality Corporation.



                                     III-1

Name                                                  Position
----                                                  --------

Leo J. Hindery, Jr.                    Has served as a director of TINTA since
Born October 31, 1947                  April 1998. Mr. Hindery has served as the
                                       President and Chief Operating Officer of
                                       TCI since March 1997 and as a director of TCI since May 1997. Mr. Hindery has served as the President and Chief
                                       Executive Officer of TCI Communications,
                                       Inc., a subsidiary of TCI ("TCIC"), since
                                       March 1997, and has served as President
                                       and Chief Executive Officer of TCI
                                       Pacific Communications, Inc., a
                                       majority-owned subsidiary of TCI ("TCI
                                       Pacific"), since September 1997. Mr.
                                       Hindery is also the President, the Chief
                                       Executive Officer and/or a director of
                                       many of TCI's subsidiaries. Mr. Hindery
                                       was previously founder, Managing General
                                       Partner and Chief Executive Officer of
                                       InterMedia Partners, a cable TV operator, and its affiliated entities from 1988 to March 1997. Mr. Hindery is a director of TCIC, TCI Pacific, TCI Music, Inc.,
                                       United Video Satellite Group, Inc.
                                       ("UVSG") and At Home Corporation ("At
                                       Home"), all of which entities are
                                       subsidiaries of TCI. Mr. Hindery is also a director of Cablevision Systems
                                       Corporation ("CSC") and TCI Satellite
                                       Entertainment, Inc. ("Satellite").

Gary S. Howard                         Has served as a director of TINTA since
Born February 22, 1951                 April 1998. Mr. Howard has served as an
                                       Executive Vice President of TCI and also as President and Chief Executive Officer of TVG LLC since December 1997. Mr.
                                       Howard has served as Chief Executive
                                       Officer of Satellite, a distributor of
                                       satellite-based television services,
                                       since December 1996, and as President of Satellite from February 1995 to August
                                       1997. Since June 1997, Mr. Howard has
                                       also served as Chief Executive Officer of UVSG and is a director of UVSG. Mr.
                                       Howard served as President of UVSG from
                                       June 1997 to September 1997, a Senior
                                       Vice President of TCIC from October 1994 to December 1996, and as a Vice President of TCIC from December 1991 to October
                                       1994.

Jerome H. Kern                         Has served as a director of TINTA since
Born June 1, 1937                      May 1995. Mr. Kern is a consultant and
                                       has been Special Counsel with the law
                                       firm Baker & Botts, L.L.P. since July
                                       1996, and was a senior partner with Baker
                                       & Botts, L.L.P. from September 1992 to
                                       July 1996. Mr. Kern has served as a
                                       director of TCI since June 1994. Mr. Kern is a director of TCI Pacific.

Pierre Lescure                         Has served as a director of TINTA since
Born February 7, 1945                  July 1995. Mr. Lescure has served as the
                                       Chairman and Chief Executive Officer of
                                       Canal + S.A. and the Chairman of Le
                                       Studio Canal + since 1986. Canal + S.A.
                                       is a European pay television operator and Le Studio Canal + is a movie production subsidiary of Canal + S.A.



                                     III-2

Name                                                  Position
----                                                  --------

John C. Malone                         Has served as the Chairman of the Board
Born March 7, 1941                     and as a director of TINTA since May
                                       1995. Dr. Malone has served as the Chief
                                       Executive Officer of TCI since January
                                       1994, and as the Chairman of the Board of TCI since November 1996. Dr. Malone served as the President of TCI from January 1994 to March 1997, as the Chief
                                       Executive Officer of TCIC from March 1992 to October 1994, and as the President of TCIC from 1973 to October 1994. Dr.
                                       Malone is a director of TCI, TCIC, TCI
                                       Pacific, and At Home, all of which
                                       entities are subsidiaries of TCI. Dr.
                                       Malone is also a director of BET
                                       Holdings, Inc., Lenfest Communications,
                                       Inc., The Bank of New York, CSC, and
                                       Satellite.

Fred A. Vierra                         Has served as a director of TINTA since
Born November 9, 1931                  October 1994, and as the Vice Chairman
                                       of the Board of TINTA since May 1995.
                                       From October 1994 to January 1998, Mr.
                                       Vierra served as the Chief Executive
                                       Officer of TINTA and from October 1994 to May 1995, Mr. Vierra served as the
                                       Chairman of the Board of TINTA. Mr.
                                       Vierra has served as an Executive Vice
                                       President of TCIC from December 1991 to
                                       October 1994, and as an Executive Vice
                                       President of TCI from January 1994 to
                                       January 1998. Since January 1998, Mr.
                                       Vierra has served as a consultant to TCI.
                                       Mr. Vierra is a director of Flextech.

Gregory B. Armstrong                   Has served as a Senior Vice President
Born September 27, 1946                of TINTA since September 1996, and the
                                       Managing Director for Latin American
                                       operations since January 1998. Mr.
                                       Armstrong served as a Vice President of
                                       TINTA from May 1995 to September 1996,
                                       having previously been an employee of the Company since August 1994. Mr. Armstrong is also an officer of several of TINTA's subsidiaries. Mr. Armstrong served as the President of Cable Management Group,
                                       Inc., a company which specializes in
                                       cable operations, from 1988 to 1994,
                                       where he had oversight responsibility for all company operations, including investor and banking relations and new business development.

Stephen M. Brett                       Has served as a Vice President and the
Born September 20, 1940                Secretary of TINTA since May 1995. Mr.
                                       Brett is also an officer of several of
                                       TINTA's subsidiaries. Mr. Brett has
                                       served as an Executive Vice President,
                                       the General Counsel and the Secretary of TCI since January 1994, as an Executive
                                       Vice President of TCIC since October
                                       1997, and as the General Counsel and
                                       Secretary of TCIC since December 1991.
                                       From December 1991 to October 1997, Mr.
                                       Brett served as a Senior Vice President
                                       of TCIC.


                                     III-3

Name                                                   Position
----                                                   --------

Miranda Curtis                         Has served as an Executive Vice President
Born November 26, 1955                 of TINTA since September 1996. Ms. Curtis
                                       is also an officer of several of TINTA's subsidiaries. Ms. Curtis served as a Senior Vice President of TINTA from May
                                       1995 to August 1996. From October 1994 to
                                       May 1995, Ms. Curtis served as a Vice
                                       President of TINTA. From May 1992 to
                                       October 1994, Ms. Curtis was the Director of International Development in the international division of TCI and was principally responsible for that division's activities in Asia and the United Kingdom.

Graham E. Hollis                       Has served as an Executive Vice President
Born January 9, 1952                   of TINTA since September 1996, and as the
                                       Chief Financial Officer of TINTA since
                                       May 1995. Mr. Hollis is also an officer
                                       of several of TINTA's subsidiaries. Mr.
                                       Hollis served as a Vice President of
                                       TINTA from May 1995 to August 1996. From
                                       July 1994 to May 1995, Mr. Hollis was the
                                       Director of Finance of the Company. From
                                       January 1994 to July 1994, Mr. Hollis was the Vice President-Finance of DTC
                                       Management, LLC, a subsidiary of The
                                       Peninsula and Oriental Steam Navigation
                                       Company, an English company, which
                                       provides diversified transportation,
                                       leisure and shipping services, where he
                                       had oversight responsibility for finance and accounting matters. Prior to his position with DTC Management, LLC, Mr.
                                       Hollis served as the Director of
                                       Accounting for TCD North, Inc., a real
                                       estate investment company.


       Brendan Clouston, a director of TINTA since April 25, 1997, resigned from such position in February 1998. Wayne Gowen served as a Senior Vice President of TINTA since February 1996. Mr. Gowen resigned from his position with TINTA in February 1998. Effective April 21, 1998, Tomiichi Akiyama and Adam Singer resigned as directors of TINTA. Mr. Akiyama had been a director since August 1995, and Mr. Singer had been a director since May 1995. Following such resignations, the remaining members of the Board of Directors of TINTA appointed Leo J. Hindery, Jr. and Gary S. Howard to the Board of Directors.

       TINTA's Restated Certificate of Incorporation provides for a Board of Directors of not less than three members, with the exact number of directors to be fixed by resolution of the Board. The Board of Directors currently consists of nine members with one vacancy. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms expire at the 2000 annual stockholders' meeting, include Messrs. Hindery, Lescure and Vierra. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, include Messrs. Evans and Gould and Dr. Malone. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, include Messrs. Howard and Kern. Each director elected at an annual stockholders meeting will serve for a term ending on the date of the third annual stockholders' meeting after his election or until his earlier death, resignation or removal. Officers are appointed for an indefinite time, serving at the pleasure of the Board of Directors.

Other

       There are no family relations, of first cousin or closer, among TINTA's directors or executive officers, by blood, marriage or adoption.


                                     III-4

       During the past five years, neither the above executive officers nor any director of TINTA has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires TINTA's officers and directors, and persons who own more than 10% of a registered class of TINTA's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulation to furnish TINTA with copies of all Section 16(a) forms they file.

       Based solely on TINTA's review of the copies of such Section 16(a) forms and amendments thereto received, or written representations that no reporting was required, TINTA believes that, during the year ended December 31, 1997, its officers, directors and greater-than-ten-percent beneficial owners complied with all Section 16(a) filing requirements, except for the following: (i) TCI failed to file on a timely basis a Form 4 reporting the acquisition of 450,000 shares of Tele-Communications International, Inc. Series A Common Stock, par value $1.00 per share (the "Series A Common Stock"); and (ii) Mr. Clouston, a former director of TINTA, failed to file on a timely basis his Form 3 reporting his appointment as a director of TINTA.

Item 11.      Executive Compensation

       Background of Stock Adjustments. TCI has issued Tele-Communications, Inc. Series A TCI Group Common Stock, par value $1.00 per share (the "Series A TCI Group Common Stock"), Tele-Communications, Inc. Series B TCI Group Common Stock, par value $1.00 per share (the "Series B TCI Group Common Stock" and together with the Series A TCI Group Common Stock, the "TCI Group Common Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock, par value $1.00 per share (the "Series A Liberty Group Common Stock"), Tele-Communications, Inc. Series B Liberty Media Group Common Stock, par value $1.00 per share (the "Series B Liberty Group Common Stock" and together with the Series A Liberty Group Common Stock, the "Liberty Media Group Common Stock"), and in September 1997, TCI issued Tele-Communications, Inc. Series A TCI Ventures Group Common Stock, par value $1.00 per share (the "Series A Ventures Group Common Stock"), and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, par value $1.00 per share (the "Series B Ventures Group Common Stock" and together with the Series A Ventures Group Common Stock, the "Ventures Group Common Stock").

       On August 3, 1995, TCI amended it Restated Certificate of Incorporation to, among other things, (i) redesignate its then outstanding TCI Class A Common Stock as the Series A TCI Group Common Stock and redesignate its then outstanding TCI Class B Common Stock as the Series B TCI Group Common Stock and
(ii) authorize the Series A Liberty Group Common Stock and the Series B Liberty Group Common Stock as two additional series of TCI common stock. Thereafter, TCI distributed to the holders of TCI common stock one-fourth of a share of the corresponding series of Liberty Media Group Common Stock in respect of each share of TCI Group Common Stock held of record as of August 4, 1995, the record date for such distribution (the "Liberty Stock Distribution"). Certain of the stock options with tandem stock appreciation rights relative to Series A TCI Group Common Stock and Series A Liberty Group Common Stock indicated in the following table were granted prior to the foregoing redesignation and Liberty Stock Distribution. Options to purchase TCI Class A Common Stock outstanding at the time of the Liberty Stock Distribution were adjusted by issuing to the holders of such options separate options to purchase that number of shares of Series A Liberty Group Common Stock, which the holder would have been entitled to receive had the holder exercised such option to purchase TCI Class A Common Stock prior to the record date for the Liberty Stock Distribution and reallocating a portion of the aggregate exercise price of the previously outstanding options to the newly issued options to purchase Series A Liberty Group Common Stock.


                                     III-5

       On December 4, 1996, TCI distributed (the "Distribution") to the holders of shares of Series A TCI Group Common Stock and Series B TCI Group Common Stock all of the issued and outstanding common stock of Satellite, a wholly-owned subsidiary of TCI. Prior to the Distribution, certain directors, officers and employees of TCI and its subsidiaries had been granted options to purchase shares of Series A TCI Group Common Stock ("TCI Options") and stock appreciation rights with respect to shares of Series A TCI Group Common Stock ("TCI SARs"). The TCI Options and TCI SARs had been granted pursuant to various stock plans of TCI (the "TCI Plans"). The TCI Plans give the Board of Directors of TCI (the "TCI Board") the authority to make equitable adjustments to outstanding TCI Options and TCI SARs in the event of certain transactions, including transactions such as the Distribution.

       The TCI Board determined that, immediately prior to the Distribution, each TCI Option would be divided into two separately exercisable options: (i) an option to purchase TCI Satellite Entertainment, Inc. Series A Common Stock (a "SATCo Option"), exercisable for the number of shares of TCI Satellite Entertainment, Inc. Series A Common Stock, par value $1.00 per share (the "SATCo Series A Common Stock"), that would have been issued in the Distribution with respect to the shares of Series A TCI Group Common Stock subject to the applicable TCI Option, if such TCI Option had been exercised in full immediately prior to the record date of the Distribution, and containing substantially equivalent terms as the existing TCI Option; and (ii) an option to purchase Series A TCI Group Common Stock (a "Series A TCI Group Option"), exercisable for the same number of shares of Series A TCI Group Common Stock as the corresponding TCI Option had been exercisable prior to the Distribution. The aggregate exercise price of each TCI Option was allocated between the SATCo Option and the Series A TCI Group Option into which it was divided, and all other terms, including date of grant, of the SATCo Option and the Series A TCI Group Option are in all material respects the same as the terms of such TCI Option. The TCI Board made similar adjustments to the outstanding TCI SARs, resulting in the holders thereof holding stock appreciation rights ("SARs") with respect to Series A TCI Group Common Stock and SATCo Series A Common Stock instead of TCI SARs, and to outstanding restricted stock awards, resulting in the holders thereof holding restricted shares of SATCo Series A Common Stock in addition to restricted shares of Series A TCI Group Common Stock. The TCI Board made the foregoing adjustments pursuant to the anti-dilution provisions of the TCI Plans, pursuant to which the respective TCI Options and TCI SARs had been granted.

       Prior to the Distribution, TCI and Satellite entered into an agreement to sell to each other from time to time at the then current market price shares of Series A TCI Group Common Stock and SATCo Series A Common Stock, respectively, as necessary to satisfy their respective obligations under any agreements or plans.

       Effective January 14, 1997, TCI issued a stock dividend to holders of Liberty Media Group Common Stock consisting of one share of Series A Liberty Group Common Stock for every two shares of Series A Liberty Group Common Stock held and one share of Series A Liberty Group Common Stock for every two shares of Series B Liberty Group Common Stock held. As a result of such stock dividend, the number of shares underlying options granted in tandem with SARs to purchase Series A Liberty Group Common Stock and the exercise prices of such options in tandem with SARs have been adjusted.

       On September 10, 1997, TCI concluded an exchange offer with its stockholders (the "Exchange Offer") whereby TCI created two new series of tracking stocks, the Series A Ventures Group Common Stock and the Series B Ventures Group Common Stock. Upon consummation of the Exchange Offer, TCI exchanged (i) shares of Series A Ventures Group Common Stock for shares of Series A TCI Group Common Stock; and (ii) shares of Series B Ventures Group Common Stock for shares of Series B TCI Group Common Stock. In addition, in accordance with the TCI Plans, the TCI Board authorized an equitable adjustment to the Series A TCI Group Options and the SARs with respect to Series A TCI Group Common Stock outstanding immediately prior to the consummation of the Exchange Offer to reflect the expected shift of attributed



                                     III-6
value from the TCI Group Common Stock to the Ventures Group Common Stock. As a result, the Series A TCI Group Options outstanding immediately prior to the Exchange Offer have been canceled and reissued as two separately exercisable options: (i) with 70% of the shares of Series A TCI Group Common Stock underlying the Series A TCI Group Options allocated to an option to purchase Series A TCI Group Common Stock; and (ii) with 30% of the shares of Series A TCI Group Common Stock underlying the Series A TCI Group Options allocated to an option to purchase Series A Ventures Group Common Stock. The terms of these adjusted options, including the exercise price and the date of grant, are in all material respects the same as the terms of the Series A TCI Group Options. The TCI Board made corresponding adjustments to outstanding SARs with respect to Series A TCI Group Common Stock.

       Effective February 6, 1998, TCI issued a stock dividend to holders of Liberty Media Group Common Stock consisting of one share of Series A Liberty Group Common Stock for every two shares of Series A Liberty Group Common Stock held and one share of Series B Liberty Group Common Stock for every two shares of Series B Liberty Group Common Stock held (the "Liberty Stock Dividend"). In addition, TCI issued a stock dividend to holders of Ventures Group Common Stock consisting of one share of Series A Ventures Group Common Stock for each share of Series A Ventures Group Common Stock held and one share of Series B Ventures Group Common Stock for each share of Series B Ventures Group Common Stock held (the "Ventures Stock Dividend" and together with the Liberty Stock Dividend, the "1998 Stock Dividends"). References to share amounts and per share exercise and other prices have been adjusted retroactively to give effect to the 1998 Stock Dividends. As a result, the number of shares underlying the options granted in tandem with SARs to purchase Series A Liberty Group Common Stock, Series A Ventures Group Common Stock, and Series B Ventures Group Common Stock, respectively, and the respective exercise prices of such options in tandem with SARs have been adjusted.

       (a) Summary Compensation Table. The following table shows for the years ended December 31, 1997, 1996 and 1995, all forms of compensation for the Chief Executive Officer and each of the four most highly compensated executive officers of TINTA, whose annual salary and bonus exceeded $100,000 for the year ended December 31, 1997. Unless otherwise noted, all share and per share amounts reflected in the table and the related footnotes have been restated to reflect the above-described transactions under "-Background of Stock Adjustments". In addition, the information in this section reflects compensation received by the named executive officers for all services performed for TINTA, TCI and their respective subsidiaries.



                                     III-7

                                       Annual Compensation                       Long-Term Compensation
                         -------------------------------------------------      -------------------------
                                                                                               Securities
                                                                 Other          Restricted     Underlying             All
                                                                 Annual           Stock         Options/             Other
Name and                                                      Compensation        Awards          SARs            Compensation
Principal Position       Year  Salary ($)      Bonus ($)          ($)              ($)            (#)                ($)(1)
------------------       ----  ----------      ---------      ------------      ----------     ----------         ------------
Fred A. Vierra
  (Chief Executive
  Officer until 1-1-98)  1997  $  666,346(2)   $      --      $      2,812(3)   $2,193,750(4)          --         $     15,000
                         1996  $  650,000(2)   $      --      $      4,231(3)   $       --             --         $     15,000
                         1995  $  650,000(2)   $      --      $      3,207(3)   $  380,625(5)     400,000(6)      $     15,000

David J. Evans
  (President and
  Chief Operating
  Officer)               1997  $  696,154(7)   $      --      $         --      $       --        450,000(8)      $         --

Stephen M. Brett
  (Vice President
  and Secretary)         1997  $  482,250      $      --      $      2,796(3)   $       --        648,500(8)      $     15,000
                         1996  $  450,000      $      --      $      4,239(3)   $       --             --         $     15,000
                         1995  $  364,000      $      --      $      3,362(3)   $1,087,500(9)     638,750(6)(10)  $     15,000

Miranda Curtis
  (Executive Vice
  President)             1997  $  266,807(11)  $      --      $     33,564(12)  $       --        100,000(8)      $         --
                         1996  $  262,587(11)  $  25,488(11)  $     31,775(12)  $       --             --         $         --
                         1995  $  157,990(11)  $  35,548(11)  $     31,579(12)  $  253,750(5)     200,000(6)      $         --

Graham E. Hollis
  (Executive Vice
  President and
  Chief Financial
  Officer)               1997  $  200,000      $  34,000      $      3,089(3)   $       --        100,000(8)      $      9,500
                         1996  $  135,000      $      --      $         --      $       --             --         $      9,500
                         1995  $  124,231      $  61,500      $         --      $       --         50,000(6)      $      6,133


--------------


                                     III-8

(1) Amounts represent contributions to the TCI Employee Stock Purchase Plan, which TCI amended as of January 1, 1998, and in connection with such amendment changed the name of the plan to the "TCI 401(k) Stock Plan" (the "Stock Plan"). The Stock Plan provides benefits upon an employee's retirement, which is normally when the employee reaches 65 years of age. Stock Plan participants may contribute up to 10% of their compensation and TCI (by annual resolution of the Board of Directors) may contribute up to a matching 100% of the participants' contributions. Participant contributions to the Stock Plan are fully vested upon contribution.

       Generally, participants acquire a vested right in TCI contributions as follows:


                  Years of           Vesting
                  Service           Percentage
                  --------          ----------
                 Less than 1             0%
                    1-2                 33%
                    2-3                 66%
                  3 or more            100%


       With respect to contributions made in 1997, 1996 and 1995, Messrs. Vierra and Brett are fully vested and, as of January 1, 1998, Mr. Hollis is also fully vested. The Stock Plan includes a salary deferral feature with respect to employee contributions. Forfeitures (due to participants' withdrawal prior to full vesting) are used to reduce TCI's otherwise determined contributions.

       Directors, who are not employees of TCI or TINTA, are ineligible to participate in the Stock Plan. The Stock Plan provides benefits upon retirement. Under the terms of the Stock Plan, employees are eligible for participation after three months of service. Although TCI has not expressed a present intent to terminate the Stock Plan, it may do so at any time. The Stock Plan provides for full immediate vesting of all participants' rights upon termination of the Stock Plan. TINTA's employees are eligible to participate in the Stock Plan for so long as TCI beneficially owns shares of the common stock of TINTA representing at least 80% of the voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors.

(2) Includes deferred compensation of $250,000 in each of the years indicated.

(3) Consists of amounts reimbursed during the year indicated for the payment of taxes.

(4) Grants of stock options, stock appreciation rights, restricted shares, stock units, or any combination thereof may be made by the Board of Directors of TINTA under the Tele-Communications International, Inc. 1995 Stock Incentive Plan (the "1995 Plan"). Pursuant to the 1995 Plan, on July 23, 1997, TINTA granted Mr. Vierra 150,000 restricted shares of Series A Common Stock, which vest as to 50% of such shares in July 2001 and as to the remaining 50% in July 2002. At the end of 1997, these restricted shares had a value of $2,700,000, based upon the closing market price per share of the Series A Common Stock on the National Market tier of The Nasdaq Stock Market ("Nasdaq") on December 31, 1997. TINTA has not paid cash dividends on its Series A Common Stock and does not anticipate declaring and paying cash dividends on the Series A Common Stock at any time in the foreseeable future. For additional information concerning the 1995 Plan, see "-Option and SAR Grants in Last Fiscal Year" below.


                                     III-9

(5) On December 13, 1995, pursuant to the 1995 Plan, TINTA granted Mr. Vierra and Ms. Curtis 15,000 and 10,000 restricted shares, respectively, of Series A Common Stock, which vest as to 50% of such shares on December 13, 1999, and as to the remaining 50% on December 13, 2000. At the end of 1997, these restricted shares had a value of $270,000 and $180,000, respectively, based upon the closing market price per share of the Series A Common Stock on Nasdaq on December 31, 1997. TINTA has not paid cash dividends on its Series A Common Stock and does not anticipate declaring and paying cash dividends on the Series A Common Stock at any time in the foreseeable future.

(6) On December 13, 1995, pursuant to the 1995 Plan, TINTA granted certain executive officers, directors and other key employees of TINTA and TCI options in tandem with SARs to acquire an aggregate of 1,302,000 shares of Series A Common Stock at a purchase price of $16.00 per share. Additionally, TCI granted to one of its executive officers options in tandem with SARs to acquire 50,000 shares of Series A Common Stock owned by TCI. Such options vest evenly over five years with such vesting period beginning August 4, 1995, first becoming exercisable on August 4, 1996, and expiring on August 4, 2005. As a result of such grants, Messrs. Vierra, Brett and Hollis and Ms. Curtis received options in tandem with SARs to acquire 400,000, 50,000, 50,000 and 200,000 shares, respectively, of Series A Common Stock. For additional information concerning the 1995 Plan, see note 5 to the Optional SAR Grants in Last Fiscal Year table below.

(7) Mr. Evans commenced employment with TINTA on September 1, 1997, as President and Chief Operating Officer. Accordingly, the 1997 compensation information included in the table represents only four months of employment during 1997. In addition, such compensation includes $500,000, which is the value of 30,075 shares of Series A Common Stock granted Mr. Evans by TINTA on September 1, 1997, pursuant to his employment agreement with TINTA. Such value is based on a per share price of $16.63, which is the average of the closing prices of the Series A Common Stock on Nasdaq for the 10 trading days preceding the date of grant. For additional information relating to this grant, see "-Employment Contracts, Termination of Employment and Change of Control Agreements" below. As of January 1, 1998, Mr. Evans became the Chief Executive Officer of TINTA.

(8) For information concerning this award, see "-Option and SAR Grants in Last Fiscal Year" below.

(9) On December 13, 1995, pursuant to the TCI 1994 Stock Incentive Plan (the "TCI 1994 Plan"), TCI granted Mr. Brett 35,634 restricted shares of Series A TCI Group Common Stock, 22,500 shares of Series A Liberty Group Common Stock, 8,732 shares of Series A Ventures Group Common Stock, and 4,000 shares of SATCo Series A Common Stock. Such restricted shares vest as to 50% of such shares in December 1999 and as to the remaining 50% of such shares in December 2000. At the end of 1997, these restricted shares had an aggregate value of $1,690,387 based upon the respective closing prices per share of such securities on Nasdaq on December 31, 1997. TCI has not paid cash dividends on any such securities and does not anticipate declaring and paying cash dividends on such securities at any time in the foreseeable future.


                                     III-10

(10) Pursuant to the TCI 1994 Plan, on December 13, 1995, TCI granted Mr. Brett options in tandem with SARs to acquire 210,000 shares of Series A TCI Group Common Stock, 168,750 shares of Series A Liberty Group Common Stock, 180,000 shares of Series A Ventures Group Common Stock and 30,000 shares of SATCo Series A Common Stock at adjusted exercise prices of $14.62, $10.66, $7.31 and $23.76, respectively, per share. Such options vest evenly over five years with such vesting period beginning August 4, 1995, first becoming exercisable on August 4, 1996, and expiring on August 4, 2005.

       Notwithstanding the vesting schedule as set forth in the option agreement, the options and SARs shall immediately vest and become exercisable if grantee's employment with TCI: (a) shall terminate by reason of: (i) termination by TCI without cause, (ii) termination by the grantee for good reason (as defined in the agreement), or (iii) disability; (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and TCI which expressly permits the grantee to terminate such employment upon occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by TCI. Further, the options and SARs will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the TCI 1994 Plan), unless, in the case of an Approved Transaction, the Compensation Committee of the TCI Board, under the circumstances specified in the TCI 1994 Plan, determines otherwise.

(11) TINTA paid Ms. Curtis' salary and bonus in United Kingdom pounds sterling. The 1997, 1996 and 1995 amounts in the table represent the U.S. dollar equivalent using the average exchange rate in effect during the years ended December 31, 1997, 1996 and 1995, respectively.

(12) All of the 1997, 1996 and 1995 amounts represent the U.S. dollar equivalents, using the average exchange rate in effect during the years ended December 31, 1997, 1996 and 1995, respectively, for the disturbance allowances and other compensation paid to Ms. Curtis in pounds sterling.


                                     III-11

       (b) Option and SAR Grants in Last Fiscal Year. The following table shows all grants of stock options and SARs to each of the named executive officers of TINTA during the year ended December 31, 1997. All share and per share amounts reflected in the table and the related footnotes have been restated to reflect the transactions described under "-Background of Stock Adjustments" above.


                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

                             Number of       % of
                             Securities      Total
                             Under-          Options/
                             lying           SARs
                             Options/        Granted to        Exercise
                             SARs            Employees         or Base    Market Price                    Grant Date
                             Granted         in Fiscal         Price      on Grant           Expiration   Present Value
Name                         (#)             Year              ($/Sh)     Date ($/Sh)        Date         ($)
--------------------------   ----------      ----------        --------   ------------       ----------   -------------
David Evans
   Series A Common Stock        450,000(1)         39.8%(2)    $  14.63   $      15.94(3)       9/01/07   $   4,608,000(4)

Stephen Brett
   Series A Common Stock         50,000(5)          4.4%(2)    $  14.63   $      14.63(6)       7/23/07   $     449,500(4)
   Series A TCI Group           241,500(7)          3.3%(8)    $  15.68   $      15.81(9)       7/23/07   $   2,357,040(4)
   Series A Liberty Group       150,000(7)          6.2%(10)   $  16.75   $      17.25(11)      7/23/07   $   1,612,000(4)
   Series A Ventures Group      207,000(7)          3.1%(12)   $   7.84   $         --(13)      7/23/07   $          --(13)

Miranda Curtis
   Series A Common Stock        100,000(5)          8.8%(2)    $  14.63   $      14.63(6)       7/23/07   $     899,000(4)

Graham Hollis
   Series A Common Stock        100,000(5)          8.8%(2)    $  14.63   $      14.63(6)       7/23/07   $     899,000(4)

----------------
(1) On September 1, 1997, pursuant to the 1995 Plan, TINTA granted Mr. Evans options in tandem with SARs to acquire 450,000 shares of Series A Common Stock. Such options in tandem with SARs vest evenly over five years with such vesting period beginning September 1, 1997, first becoming exercisable September 1, 1998, and expiring on September 1, 2007.

       Notwithstanding the vesting schedule as set forth in the option agreement, the options and SARs shall immediately vest and become exercisable if grantee's employment with TINTA: (a) shall terminate by reason of: (i) termination by TINTA without cause, (ii) termination by grantee for good reason (as defined in the agreement), or (iii) disability; (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and TINTA which expressly permits the grantee to terminate such employment upon occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by TINTA. Further, the options and SARs will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1995 Plan), unless, in the case of an Approved Transaction, the Compensation Committee of TINTA's Board of Directors, under the circumstances specified in the 1995 Plan, determines otherwise.

(2) Based on all options to purchase Series A Common Stock granted to TINTA and TCI employees during the year ended December 31, 1997.

(3) Represents the closing market price per share of the Series A Common Stock on Nasdaq on September 2, 1997, the first trading day following the date of grant.


                                     III-12

(4) The values shown are based on the Black-Scholes model and are stated in current annualized dollars on a present value basis. The key assumptions used in the model for purposes of this calculation include the following:
       (a) a 6.15% discount rate on the date of grant; (b) a 35% volatility factor; (c) the 10-year option term; (d) the closing market price of the respective securities on the date of grant; and (e) an expected dividend rate of zero. The actual value an executive may realize will depend upon the extent to which the stock price exceeds the exercise price on the date the option or SAR is exercised. Accordingly, the value if any, realized by an executive will not necessarily be the value determined by the model.

(5) On July 23, 1997, pursuant to the 1995 Plan, TINTA granted certain executive officers, directors and other key employees of TINTA and TCI options in tandem with SARs to acquire an aggregate of 630,000 shares of Series A Common Stock. Such options in tandem with SARs vest evenly over five years with such vesting period beginning July 23, 1997, first becoming exercisable on July 23, 1998, and expiring on July 23, 2007. Messrs. Brett and Hollis and Ms. Curtis received options in tandem with SARs to acquire 50,000, 100,000 and 100,000 shares, respectively, of Series A Common Stock.

       Notwithstanding the vesting schedule as set forth in the option agreement, the options and SARs shall immediately vest and become exercisable if grantee's employment with TINTA: (a) shall terminate by reason of: (i) termination by TINTA without cause, (ii) termination by grantee for good reason (as defined in the agreement), or (iii) disability; (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and TINTA which expressly permits the grantee to terminate such employment upon occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by TINTA. Further, the options and SARs will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1995 Plan), unless, in the case of an Approved Transaction, the Compensation Committee of TINTA's Board of Directors, under the circumstances specified in the 1995 Plan, determines otherwise.

(6) Represents the closing market price per share of the Series A Common Stock on Nasdaq on July 23, 1997.

(7) On July 23, 1997, pursuant to the TCI 1996 Incentive Plan, TCI granted to Mr. Brett options in tandem with SARs to acquire 241,500 shares of Series A TCI Group Common Stock, 150,000 shares of Series A Liberty Group Common Stock and 207,000 shares of Series A Ventures Group Common Stock. Such options in tandem with SARs vest evenly over five years with such vesting period beginning July 23, 1997, first becoming exercisable on July 23, 1998, and expiring on July 23, 2007.

       Notwithstanding the vesting schedule as set forth in the option agreement, the options and SARs shall immediately vest and become exercisable if grantee's employment with TCI: (a) shall terminate by reason of: (i) termination by TCI without cause, (ii) termination by grantee for good reason (as defined in the agreement), or (iii) disability; (b) shall terminate pursuant to provisions of a written employment agreement, if any, between the grantee and TCI which expressly permits the grantee to terminate such employment upon occurrence of certain specified events; or (c) shall terminate if grantee dies while employed by TCI. Further, the options and SARs will immediately vest and become exercisable in the event of an Approved Transaction, Board Change, or Control Purchase (each as defined in the 1996 Plan), unless, in the case of an Approved Transaction, the Compensation Committee of the TCI Board, under the circumstances specified in the TCI 1996 Incentive Plan, determines otherwise.

(8) Based on all options to purchase Series A TCI Group Common Stock granted to TCI employees during the year ended December 31, 1997.



                                     III-13

(9) Represents the closing market price per share of the Series A TCI Group Common Stock on Nasdaq on July 23, 1997.

(10) Based on all options to purchase Series A Liberty Group Common Stock granted to TCI employees during the year ended December 31 1997.

(11) Represents the closing market price per share of the Series A Liberty Group Common Stock on Nasdaq on July 23, 1997.

(12) Based on all options to purchase Series A Ventures Group Common Stock granted to TCI employees during the year ended December 31, 1997.

(13) Mr. Brett received his options in tandem with SARs to purchase Series A Ventures Group Common Stock as a result of the Exchange Offer. For additional information concerning the adjustments made by the TCI Board to outstanding options and SARs see "-Background to Stock Adjustments" above. Because the Series A Ventures Group Common Stock did not begin regular way trading on Nasdaq until September 17, 1997, no market price per share on grant date or grant date present value information is available. Assuming, however, the closing market price of Series A Ventures Group Common Stock on the relevant date would have been the same as the closing market price of Series A TCI Group Common Stock on the date of grant and then adjusting such closing market price for the Ventures Stock Dividend, Mr. Brett's grant of options in tandem with SARs to acquire 207,000 shares of Series A Ventures Group Common Stock would have had a market price per share of $7.91 and a grant date present value of $1,010,160. (See note 4 above for information about the assumptions used in Black-Scholes model to determine the grant date present value.)


                                     III-14

       (c) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table. The following table provides each exercise of stock options and SARs during the year ended December 31, 1997, by each of the named executive officers of TINTA and the December 31, 1997 year-end number and value of unexercised options and SARs on an aggregated basis. The number of securities underlying the options have been adjusted to reflect the 1998 Stock Dividends.


                                                                              Number of
                                                                              Securities          Value of
                                                                              Underlying         Unexercised
                                                                             Unexercised        in-the-Money
                                                                             Options/SARs       Options/SARs
                                                                            at 12/31/97(#)     at 12/31/97($)
         Name and               Shares Acquired                              Exercisable/       Exercisable/
  Series of Common Stock       on Exercise (#)(1)     Value Realized($)      Unexercisable      Unexercisable
--------------------------     ------------------     -----------------     --------------     --------------
Fred A. Vierra
  Series A
    Exercisable                                --                    --            160,000     $      320,000
    Unexercisable                              --                    --            240,000     $      480,000
  Series A TCI Group
    Exercisable                            70,000     $       1,242,500            154,000     $    2,357,915
    Unexercisable                              --                    --             56,000     $      769,860
  Series A Liberty Group
    Exercisable                                --                    --            180,000     $    2,852,850
    Unexercisable                              --                    --             45,000     $      647,400
  Series A Ventures Group
    Exercisable                                --                    --            192,000     $    1,562,160
    Unexercisable                              --                    --             48,000     $      338,940
  SATCo Series A
    Exercisable                                --                    --             32,000     $           --
    Unexercisable                              --                    --              8,000     $           --

David J. Evans
  Series A
    Exercisable                                --                    --                 --     $           --
    Unexercisable                              --                    --            450,000     $    1,518,750

Stephen M. Brett
  Series A
    Exercisable                                --                    --             20,000     $       40,000
    Unexercisable                              --                    --             80,000     $      228,500
  Series A TCI Group
    Exercisable                           140,000     $       1,779,750            168,000     $    2,273,460
    Unexercisable                              --                    --            423,500     $    5,048,051
  Series A Liberty Group
    Exercisable                                --                    --            247,500     $    3,764,100
    Unexercisable                              --                    --            296,250     $    3,126,275
  Series A Ventures Group
    Exercisable                           120,000     $         756,450            144,000     $    1,001,340
    Unexercisable                              --                    --            363,000     $    2,385,799
  SATCo Series A
    Exercisable                                --                    --             44,000     $           --
    Unexercisable                              --                    --             26,000     $           --


                                     III-15

                                                                              Number of
                                                                              Securities          Value of
                                                                              Underlying         Unexercised
                                                                             Unexercised        in-the-Money
                                                                             Options/SARs       Options/SARs
                                                                            at 12/31/97(#)     at 12/31/97($)
         Name and               Shares Acquired                              Exercisable/       Exercisable/
  Series of Common Stock       on Exercise (#)(1)     Value Realized($)      Unexercisable      Unexercisable
--------------------------     ------------------     -----------------     --------------     --------------
Fred A. Vierra
  Series A
    Exercisable                                --                    --            160,000     $      320,000
    Unexercisable                              --                    --            240,000     $      480,000
  Series A TCI Group
    Exercisable                            70,000     $       1,242,500            154,000     $    2,357,915
    Unexercisable                              --                    --             56,000     $      769,860
  Series A Liberty Group
    Exercisable                                --                    --            180,000     $    2,852,850
    Unexercisable                              --                    --             45,000     $      647,400
  Series A Ventures Group
    Exercisable                                --                    --            192,000     $    1,562,160
    Unexercisable                              --                    --             48,000     $      338,940
  SATCo Series A
    Exercisable                                --                    --             32,000     $           --
    Unexercisable                              --                    --              8,000     $           --

David J. Evans
  Series A
    Exercisable                                --                    --                 --     $           --
    Unexercisable                              --                    --            450,000     $    1,518,750

Stephen M. Brett
  Series A
    Exercisable                                --                    --             20,000     $       40,000
    Unexercisable                              --                    --             80,000     $      228,500
  Series A TCI Group
    Exercisable                           140,000     $       1,779,750            168,000     $    2,273,460
    Unexercisable                              --                    --            423,500     $    5,048,051
  Series A Liberty Group
    Exercisable                                --                    --            247,500     $    3,764,100
    Unexercisable                              --                    --            296,250     $    3,126,275
  Series A Ventures Group
    Exercisable                           120,000     $         756,450            144,000     $    1,001,340
    Unexercisable                              --                    --            363,000     $    2,385,799
  SATCo Series A
    Exercisable                                --                    --             44,000     $           --
    Unexercisable                              --                    --             26,000     $           --


                                     III-15

                                                                              Number of
                                                                              Securities          Value of
                                                                              Underlying         Unexercised
                                                                             Unexercised        in-the-Money
                                                                             Options/SARs       Options/SARs
                                                                            at 12/31/97(#)     at 12/31/97($)
         Name and               Shares Acquired                              Exercisable/       Exercisable/
  Series of Common Stock       on Exercise (#)(1)     Value Realized($)      Unexercisable      Unexercisable
--------------------------     ------------------     -----------------     --------------     --------------
Miranda Curtis
  Series A
    Exercisable                                --                    --             80,000     $      160,000
    Unexercisable                              --                    --            220,000     $      577,000
  Series A TCI Group
    Exercisable                                --                    --             15,750     $      234,583
    Unexercisable                              --                    --              7,000     $       96,233
  Series A Liberty Group
    Exercisable                                --                    --             12,655     $      191,941
    Unexercisable                              --                    --              5,625     $       80,925
  Series A Ventures Group
    Exercisable                                --                    --             13,500     $      103,067
    Unexercisable                              --                    --              6,000     $       42,368
  SATCo Series A
    Exercisable                                --                    --              2,250     $           --
    Unexercisable                              --                    --              1,000     $           --

Graham E. Hollis
  Series A
    Exercisable                                --                    --             20,000     $       40,000
    Unexercisable                              --                    --            130,000     $      397,000
  Series A TCI Group
    Exercisable                             3,780     $          33,302                 --     $           --
    Unexercisable                              --                    --              2,520     $       34,644
  Series A Liberty Group
    Exercisable                             3,037     $          36,349                 --     $           --
    Unexercisable                              --                    --              2,025     $       29,133
  Series A Ventures Group
    Exercisable                             3,240     $          14,969                 --     $           --
    Unexercisable                              --                    --              2,160     $       15,252
  SATCo Series A
    Exercisable                                --                    --                540     $           --
    Unexercisable                              --                    --                360     $           --

------------------

(1) In all cases, represents the number of shares underlying the SARs, which were exercised in 1997.



                                     III-16

       (d) Compensation of Directors. The standard arrangement by which TINTA's directors are compensated for all services (including any amounts payable for committee participation or special assignments) as a director is as follows: each director receives a fee of $500, plus travel expenses, for attendance at each meeting of the Board of Directors and each director who is not a full-time employee of TINTA receives additional compensation of $30,000 per year. During 1997, such additional compensation was waived by the non-employee directors who were employees of TCI.

       On April 11, 1996, TINTA made grants of stock options for 50,000 shares of Series A Common Stock to each of the then nonemployee directors of TINTA (Messrs. Akiyama, Gould, Kern, Lescure and Malone) under the 1996 Nonemployee Director Stock Option Plan. Such options have an exercise price of $16.00 per share (which was the initial public offering price of the Series A Common Stock on July 18, 1995) and vest and become exercisable over a five-year period, commencing on April 11, 1996, and will expire on April 11, 2006. Mr. Akiyama, a former director of TINTA, waived his right to receive such options, which were then canceled.

       Each person who becomes a director of TINTA and is not an employee of TINTA or any of its subsidiaries will be automatically granted similar options upon such person becoming a director pursuant to the terms of TINTA's 1996 Nonemployee Stock Option Plan. Additionally, each person who is an employee and director of TINTA who ceases to be an employee of TINTA but remains a director of TINTA will be automatically granted similar options upon such event. The exercise price of each such subsequently granted option will be equal, however, to the fair market value of the Series A Common Stock on the date the option is granted. In general, such fair market value will be 95% of the last sale price for the shares of the Series A Common Stock as reported on Nasdaq on the date of grant, with the price resulting from such percentage rounded down to the nearest quarter dollar.

       There are no other arrangements whereby any of TINTA's directors received compensation for services as a director during 1997 in addition to or in lieu of that specified by the aforementioned standard arrangement.

       (e) Employment Contracts, Termination of Employment and Change of Control Agreements. Except as described below, TINTA has no employment contracts, termination of employment agreements or change of control agreements with any of the named executive officers of TINTA. The vesting of certain equity-based incentive awards granted by TINTA to executive officers of TINTA may, under certain circumstances, be accelerated in the event of a change in control of TINTA or upon termination of an executive officer's employment with TINTA.

Employment Agreement with Mr. Vierra

       Until December 31, 1997, TINTA, TCI and Mr. Vierra were parties to an Amended and Restated Employment Agreement relating to Mr. Vierra's employment with TINTA as Vice Chairman and Chief Executive Officer. Effective January 1, 1998, however, the parties terminated Mr. Vierra's employment agreement and replaced it with a consulting agreement. In connection with Mr. Vierra becoming a consultant, Mr. Vierra resigned as an officer of TINTA but remains a director and the Vice Chairman of the TINTA Board of Directors. For more information on Mr. Vierra's consulting agreement, see "Certain Relationships and Related Transactions - Transactions with Management and Others - Consulting Agreement with Mr. Vierra" below.

       Under the terms of the employment agreement, Mr. Vierra received a base salary of $650,000 per year. Mr. Vierra's salary was subject to annual review by the TINTA Board of Directors, which could in its sole discretion increase his salary. In October 1997, the TINTA Board of Directors increased Mr. Vierra's salary from $650,000 per annum to $700,000 per annum. Mr. Vierra's employment agreement provided for the deferral of a portion of each monthly salary payment so as to result in the deferral of salary at the rate of $250,000 per annum. The deferred amounts



                                     III-17
would have been paid in monthly installments over a 240-month period commencing on the later of December 31, 1998, and the termination of Mr. Vierra's full-time employment with TINTA, together with interest thereon at the rate of 8% per annum compounded annually from the date of deferral to the payment date. In the event of Mr. Vierra's death, all outstanding deferred amounts would have been paid in a lump sum to his beneficiaries. Such deferred amounts will now be paid in accordance with the terms of the consulting agreement referenced above.

       While employed by TINTA pursuant to his employment agreement, Mr. Vierra could participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TCI's or TINTA's executive officers or employees generally. Additionally, Mr. Vierra's employment agreement provided for personal use of TCI's aircraft and flight crew, limited to an aggregate value of $35,000 per year.

       Under the employment agreement, substantially all of Mr. Vierra's business time, attention and efforts was devoted to the affairs of TINTA. Mr. Vierra's agreement further provided that during his employment with TINTA and for the longer of: (i) a period of two years following the effective date of his termination of employment; or (ii) until December 31, 1998 (in the event Mr. Vierra terminated his employment before the end of the term of his employment in breach of the employment agreement or in the event Mr. Vierra was terminated "for cause" (as defined in the employment agreement) by TINTA), Mr. Vierra would not be connected with any entity in any manner, as defined in the agreement, which competes in a material respect with the business of TINTA or any of TINTA's or TCI's majority owned subsidiaries. The agreement provided, however, that Mr. Vierra could own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding. As a party to the employment agreement, TCI agreed to provide to Mr. Vierra certain benefits thereunder; however, any payment or expense incurred by TCI under the employment agreement was to be reimbursed to TCI by TINTA under the terms of the Services Agreement between TCI and TINTA. See "Certain Relationships and Related Transactions - Transactions with Management and Others" below.

Employment Agreement with Mr. Evans

       Mr. Evans commenced employment as TINTA's President and Chief Operating Officer effective September 1, 1997, and as TINTA's Chief Executive Officer in January 1998, pursuant to the terms of an employment agreement with TINTA. The employment agreement provides for a base salary of $600,000 per annum. Such salary is subject to annual review by TINTA's Board of Directors, which may, in its sole discretion, increase Mr. Evans salary. In addition, Mr. Evans will receive an annual bonus of $200,000 payable in two equal installments on February 1 and September 1 of each year, commencing February 1, 1998. The employment agreement allows for discretionary bonuses as well.

       Pursuant to the terms of the employment agreement, TINTA issued to Mr. Evans on September 1, 1997, $500,000 of its Series A Common Stock (30,075 shares) and will issue to Mr. Evans on each of the next four successive anniversaries of such issuance an additional $500,000 of its Series A Common Stock. On September 1, 1997, TINTA also granted Mr. Evans options to purchase 450,000 shares of its Series A Common Stock with an exercise price of $14.625 per share. Such options have been granted pursuant to the terms of the 1995 Plan and vest evenly over the next five years. At such time as Mr. Evans relocates to Denver, Colorado, TINTA will reimburse Mr. Evans for his reasonable relocation expenses. The agreement allows Mr. Evans to be based in Los Angeles, California until August 31, 1999, at which time he will be based at TINTA's principal offices. While he is employed by TINTA pursuant to his employment agreement, Mr. Evans is entitled to participate in all formal incentive compensation plans, stock incentive plans, employee stock purchase plans, retirement plans and insurance plans or policies adopted for the benefit of TINTA's or TCI's executive officers or employees generally.


                                     III-18

       Mr. Evans employment agreement terminates on August 31, 2002. The employment agreement provides that upon an earlier termination of Mr. Evans employment by TINTA without cause, all remaining compensation due under such agreement for the balance of the employment term would become immediately due and payable to Mr. Evans. Upon his death during the employment term, TINTA would pay to Mr. Evans beneficiaries all compensation accrued to the date of death. In the event of his disability, TINTA would continue to pay Mr. Evans his annual salary as and when it would have otherwise become due until the first to occur of the end of the employment term or the date of his death.

       Mr. Evans employment agreement provides further that during the term of his employment with TINTA, Mr. Evans will not be connected with any entity in any manner, which directly competes in a material respect with the business of TINTA or any of its majority-owned subsidiaries. Mr. Evans may, however, own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding.

       (f) Compensation Committee Interlocks and Insider Participation. The Compensation Committee of TINTA's Board of Directors is responsible for determining executive compensation policies and guidelines. Messrs. Malone, Gould and Kern constitute the Compensation Committee. Dr. Malone is the Chairman of the Board of TINTA and the Chairman of the Board and Chief Executive Officer of TCI. He is not an officer of any of TINTA's subsidiaries. Neither Mr. Gould nor Mr. Kern are, or have been at any time, officers of TINTA or any of its subsidiaries. Mr. Gould and Mr. Kern, however, are directors of TCI and Mr. Gould is a member of the TCI Board Compensation Committee. In addition, Mr. Kern is Special Counsel with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TINTA and TCI.

Item 12.      Security Ownership or Certain Beneficial Owners and Management

       (a) Security Ownership of Certain Beneficial Owners. On December 31, 1997, TCI indirectly owned, through its wholly-owned subsidiary TVG LLC, 86,250,000 shares of Series A Common Stock and all of the 11,700,000 outstanding shares of Tele-Communications International, Inc. Series B Common Stock, par value $1.00 per share (the "Series B Common Stock," and together with the Series A Common Stock, the "Common Stock"), which represented 85% of the outstanding shares of the Common Stock, 83% of the outstanding shares of the Series A Common Stock, and 92% of the combined voting power of the Common Stock outstanding at that date. TCI's executive offices are located at 5619 DTC Parkway, Englewood, Colorado 80111. TCI is the only person known to TINTA that beneficially owns 5% or more of either series of Common Stock.

       (b) Security Ownership of Management. The following table sets forth information with respect to the beneficial ownership of shares of the Series A Common Stock. In addition, the table sets forth information with respect to the beneficial ownership of shares of the following securities of TCI: (i) Series A TCI Group Common Stock; (ii) Series B TCI Group Common Stock; (iii) Series A Liberty Group Common Stock; (iv) Series B Liberty Group Common Stock; (v) Series A Ventures Group Common Stock; (vi) Series B Ventures Group Common Stock; (vii) Tele-Communications, Inc. Class B 6% Cumulative Redeemable Exchangeable Junior Preferred Stock (the "TCI Class B Preferred Stock"); (viii) Convertible Preferred Stock, Series C-TCI Group (the "TCOMA Series C Preferred Stock"); (ix) Convertible Preferred Stock, Series C-Liberty Media Group (the "LBTYA Series C Preferred Stock"); (x) Redeemable Convertible TCI Group Preferred Stock, Series G (the "TCI Series G Preferred Stock"); and (xi) Redeemable Convertible Liberty Media Group Preferred Stock, Series H (the "TCI Series H Preferred Stock"). The information in the table and the footnotes is as of December 31, 1997, but has been restated to reflect the 1998 Stock Dividends described under "Executive Compensation - Background of Stock Adjustments" above. The table indicates securities beneficially owned by each director of TINTA, by each executive officer named in the "Summary Compensation Table" set forth above, and by the directors and all executive officers of TINTA as a group. Shares issuable upon exercise of options or conversion of convertible securities and upon vesting of restricted stock awards are deemed to be outstanding



                                     III-19
for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. Voting power in the table is computed with respect to a general election of directors of TCI with the Series A TCI Group Common Stock, Series A Liberty Group Common Stock, Series A Ventures Group Common Stock, Series B TCI Group Common Stock, Series B Liberty Group Common Stock, Series B Ventures Group Common Stock, TCI Class B Preferred Stock, TCOMA Series C Preferred Stock, LBTYA Series C Preferred Stock, TCI Series G Preferred Stock, and TCI Series H Preferred Stock voting together as one class. The number of shares of Series A TCI Group Common Stock, Series A Liberty Group Common Stock, and Series A Ventures Group Common Stock in the table includes interests of the directors and named executive officers and of members of the group of directors and executive officers in shares held for their respective accounts by the trustee of the Stock Plan. So far as is known to TINTA, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table and except for the shares held for the benefit of such persons by the trustee of the Stock Plan, which shares are voted at the discretion of the trustee.


                                                            Amount and
                                                             Nature of                               Percent
                           Title of                         Beneficial                                  of           Voting
Beneficial Owner        Class or Series                      Ownership                               Class(1)       Power(1)
----------------        ---------------                     ----------                               --------       --------
David J. Evans       Series A                                  480,075 (2)                              *              *

Paul A. Gould        Series A                                   95,000 (3)                              *              *

                     Series A TCI Group                         99,197 (4)                              *              *
                     Series B TCI Group                        244,842                                  *
                     Series A Liberty Group                    153,807 (4)                              *
                     Series B Liberty  Group                    58,621                                  *
                     Series A Ventures Group                    56,266                                  *
                     Series B Ventures Group                    57,964                                  *
                     TCI Class B Preferred Stock                12,248                                  *

Leo J. Hindery, Jr.  Series A                                   50,000 (5)                              *              *

                     Series A TCI Group                      1,924,534 (6)                              *            1.60%
                     Series B TCI Group                      1,684,775 (7)                            3.49%
                     Series A Liberty Group                  1,125,000 (6)                              *
                     Series A Ventures Group                 1,550,932 (6)                              *
                     Series B Ventures Group                 1,721,360 (7)                            3.89%

Gary S. Howard       Series A                                       --                                  --            --

                     Series A TCI Group                        242,767 (8)                              *              *
                     Series A Liberty Group                    104,624 (8)                              *
                     Series A Ventures Group                   219,318 (8)                              *

Jerome H. Kern       Series A                                   50,000 (3)                              *              *

                     Series A TCI Group                      2,086,335 (9)                              *              *
                     Series A Liberty Group                  1,546,292 (9)                              *
                     Series A Ventures Group                 1,624,876 (9)                              *

Pierre Lescure       Series A                                   50,000 (3)                              *              *



                                     III-20

                                                            Amount and
                                                             Nature of                               Percent
                           Title of                         Beneficial                                  of           Voting
Beneficial Owner        Class or Series                      Ownership                               Class(1)       Power(1)
----------------        ---------------                      ---------                               --------       --------
David J. Evans       Series A                                  480,075 (2)                              *              *

Paul A. Gould        Series A                                   95,000 (3)                              *              *

                     Series A TCI Group                         99,197 (4)                              *              *
                     Series B TCI Group                        244,842                                  *
                     Series A Liberty Group                    153,807 (4)                              *
                     Series B Liberty  Group                    58,621                                  *
                     Series A Ventures Group                    56,266                                  *
                     Series B Ventures Group                    57,964                                  *
                     TCI Class B Preferred Stock                12,248                                  *

Leo J. Hindery, Jr.  Series A                                   50,000 (5)                              *              *

                     Series A TCI Group                      1,924,534 (6)                              *            1.60%
                     Series B TCI Group                      1,684,775 (7)                            3.49%
                     Series A Liberty Group                  1,125,000 (6)                              *
                     Series A Ventures Group                 1,550,932 (6)                              *
                     Series B Ventures Group                 1,721,360 (7)                            3.89%

Gary S. Howard       Series A                                       --                                  --            --

                     Series A TCI Group                        242,767 (8)                              *              *
                     Series A Liberty Group                    104,624 (8)                              *
                     Series A Ventures Group                   219,318 (8)                              *

Jerome H. Kern       Series A                                   50,000 (3)                              *              *

                     Series A TCI Group                      2,086,335 (9)                              *              *
                     Series A Liberty Group                  1,546,292 (9)                              *
                     Series A Ventures Group                 1,624,876 (9)                              *

Pierre Lescure       Series A                                   50,000 (3)                              *              *



                                     III-20

                                                            Amount and
                                                             Nature of                               Percent
                           Title of                         Beneficial                                  of           Voting
Beneficial Owner        Class or Series                      Ownership                               Class(1)       Power(1)
----------------        ---------------                     ----------                               --------       --------
John C. Malone       Series A                                   50,000 (3)                              *              *

                     Series A TCI Group                      1,512,864 (10)                             *           48.68%
                     Series B TCI Group                     54,128,186 (7)(11)(12)(13)               84.47%
                     Series A Liberty Group                  1,229,469 (10)(11)                         *
                     Series B Liberty Group                 27,233,811 (11)(12)(13)                  85.96%
                     Series A Ventures Group                 1,299,932 (10)                             *
                     Series B Ventures Group                45,239,888 (7)(10)(11)(12)(13)           93.16%
                     TCI Class B Preferred Stock               273,600 (11)                          17.62%

Fred A. Vierra       Series A                                  596,000 (14)                             *              *

                     Series A TCI Group                        242,528 (15)                             *              *
                     Series A Liberty Group                    318,382 (15)                             *
                     Series A Ventures Group                   369,858 (15)                             *
                     TCI Class B Preferred Stock                   200                                  *

Stephen M. Brett     Series A                                  100,000 (16)                             *              *

                     Series A TCI Group                        636,424 (17)                             *              *
                     Series A Liberty Group                    572,232 (17)                             *
                     Series A Ventures Group                   519,986 (17)                             *

Miranda Curtis       Series A                                  310,500 (18)                             *              *

                     Series A TCI Group                         22,750 (19)                             *              *
                     Series A Liberty Group                     18,280 (19)                             *
                     Series A Ventures Group                    19,500 (19)                             *

Graham E. Hollis     Series A                                  150,600 (20)                             *              *

                     Series A TCI Group                          4,196 (21)                             *              *
                     Series A Liberty Group                      2,871 (21)                             *
                     Series A Ventures Group                     3,524 (21)                             *

All directors and    Series A                                2,057,175 (2)(5)(22)(23)                 1.95%            *
 executive officers
 as a group          Series A TCI Group                      6,784,022 (24)                           1.46%         49.11%
 (14 persons)        Series B TCI Group                     54,373,028 (7)(11)(12)(13)               84.85%
                     Series A Liberty Group                  5,081,472 (11)(24)                       1.60%
                     Series B Liberty Group                 27,292,432 (11)(12)(13)                  86.15%
                     Series A Ventures Group                 5,675,482 (24)                           1.54%
                     Series B Ventures Group                45,297,852 (7)(11)(12)(13)(25)           93.28%
                     TCI Class B Preferred Stock               286,048 (11)                          18.43%


----------
* Less than one percent


                                     III-21

(1) The figures for the percent of class and voting power calculations for TINTA are based on 103,627,880 shares of Series A Common Stock (after elimination of shares held by TINTA or its subsidiaries) and 11,700,000 shares of Series B Common Stock outstanding on December 31, 1997. In addition, the figures for the percent of class and voting power calculations for TCI are based on 458,473,123 shares of Series A TCI Group Common Stock, 48,230,923 shares of Series B TCI Group Common Stock, 313,225,982 shares of Series A Liberty Group Common Stock, 31,681,124 shares of Series B Liberty Group Common Stock, 365,719,524 shares of Series A Ventures Group Common Stock, 44,228,902 shares of Series B Ventures Group Common Stock, 1,552,490 shares of TCI Class B Preferred Stock, 70,575 shares of TCOMA Series C Preferred Stock, 70,575 shares of LBTYA Series C Preferred Stock, 6,567,344 shares of TCI Series G Preferred Stock, and 6,567,894 shares of TCI Series H Preferred Stock outstanding on December 31, 1997 (in each case after elimination of shares of TCI held in treasury and by subsidiaries of TCI). The aforementioned share numbers for the TCI stock have been adjusted for the 1998 Stock Dividends. Further, in connection with the settlement of certain litigation brought against TCI and others, portions of certain transactions entered into by TCI in June 1997 have been unwound such that 10,201,040 shares of Series A TCI Group Common Stock and 11,666,508 shares of Series A Ventures Group Common Stock have been returned to TCI as authorized but unissued shares, and TCI issued 10,017,145 shares of Series B TCI Group Common Stock and 12,034,298 shares of Series B Ventures Group Common Stock. The December 31, 1997 outstanding shares numbers have been adjusted accordingly to reflect the effect of such settlement.

(2) Assumes the exercise in full of options granted in tandem with SARs in September 1997, pursuant to the 1995 Plan, to acquire 450,000 shares of Series A Common Stock. None of these options are exercisable until September 1, 1998. See "Executive Compensation - Option and SAR Grants in Last Fiscal Year" above for additional information concerning this grant.

(3) Assumes the exercise in full of options granted in April 1996, pursuant to the 1996 Nonemployee Director Stock Option Plan, to acquire 50,000 shares of Series A Common Stock. Options to acquire 10,000 shares are currently exercisable. See "Executive Compensation - Compensation of Directors" above for additional information concerning this grant.

(4) Assumes the exercise in full of options granted in December 1996, pursuant to TCI's 1994 Nonemployee Director Stock Option Plan (the "TCI Director Stock Option Plan"), to acquire 50,000 shares of Series A TCI Group Common Stock and 28,125 shares of Series A Liberty Group Common Stock. Options to acquire 10,000 and 5,625, respectively, of such shares are currently exercisable.

(5) Assumes the exercise in full of options granted in tandem with SARs in February 1997, by TCI, to acquire 50,000 shares of Series A Common Stock owned by TCI. None of such options were exercisable at December 31, 1997.



                                     III-22

(6) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in February 1997 to acquire 700,000 shares of Series A TCI Group Common Stock, 375,000 shares of Series A Liberty Group Common Stock, and 600,000 shares of Series A Ventures Group Common Stock, none of which options were exercisable at December 31, 1997; and (b) stock options granted in tandem with SARs in July 1997 to acquire 1,050,000 shares of Series A TCI Group Common Stock, 750,000 shares of Series A Liberty Group Common Stock, and 900,000 shares of Series A Ventures Group Common Stock, none of which options are exercisable until July 1998. Also includes 174,534 restricted shares of Series A TCI Group Common Stock and 50,932 restricted shares of Series A Ventures Group Common Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

(7) Includes 1,684,775 shares of Series B TCI Group Common Stock and 1,721,360 shares of Series B Ventures Group Common Stock held by trusts to which Mr. Hindery is the trustee and over which Dr. Malone has the power to vote such shares. Dr. Malone also has a right of first refusal with respect to any proposed transfer of such shares. Such right of first refusal may be exercised by Dr. Malone either by the payment of cash or, subject to certain exceptions, by the exchanging of shares of Series A TCI Group Common Stock for such Series B TCI Group Common Stock or Series A Ventures Group Common Stock for such Series B Ventures Group Common Stock. If not exercised by Dr. Malone, the right of first refusal may be exercised by TCI.

(8) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in November 1992 to acquire 35,000 shares of Series A TCI Group Common Stock, 28,125 shares of Series A Liberty Group Common Stock and 30,000 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; (b) stock options granted in tandem with SARs in October 1993 to acquire 35,000 shares of Series A TCI Group Common Stock, 28,125 shares of Series A Liberty Group Common Stock and 30,000 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; (c) stock options granted in tandem with SARs in November 1994 to acquire 35,000 shares of Series A TCI Group Common Stock, 28,125 shares of Series A Liberty Group Common Stock and 30,000 shares of Series A Ventures Group Common Stock, of which options to acquire 21,000, 16,875 and 18,000, respectively, of such shares are currently exercisable; and (d) stock options granted in tandem with SARs in December 1995 to acquire 105,000 shares of Series A TCI Group Common Stock and 90,000 shares of Series A Ventures Group Common Stock, of which options to acquire 42,000 and 36,000, respectively, of such shares are currently exercisable. Also includes 9,543 restricted shares of Series A TCI Group Common Stock and 10,914 restricted shares of Series A Ventures Group Common Stock. Such shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000.


                                     III-23

(9) Assumes the exercise in full of the following: (a) stock options granted in November 1994, pursuant to the TCI Director Stock Option Plan, to acquire 50,000 shares of Series A TCI Group Common Stock and 28,125 shares of Series A Liberty Group Common Stock, of which options to acquire 30,000 and 16,875, respectively, of such shares are currently exercisable; (b) stock options granted in tandem with SARs in December 1995 to acquire 350,000 shares of Series A TCI Group Common Stock, 281,250 shares of Series A Liberty Group Common Stock and 300,000 shares of Series A Ventures Group Common Stock, of which options to acquire 140,000, 112,500 and 120,000, respectively, of such shares are currently exercisable; (c) stock options granted in tandem with SARs in July 1997 to acquire 1,050,000 shares of Series A TCI Group Common Stock, 843,750 shares of Series A Liberty Group Common Stock and 900,000 shares of Series A Ventures Group Common Stock, none of which options are exercisable until July 23, 1998; and (d) stock options granted in tandem with SARs in December 1997 to acquire 350,000 shares of Series A TCI Group Common Stock, 250,000 shares of Series A Liberty Group Common Stock and 300,000 shares of Series A Ventures Group Common Stock, none of which options are exercisable until December 29, 1998. Also includes 163,620 restricted shares of Series A TCI Group Common Stock and 72,760 restricted shares of Series A Ventures Group Common Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

(10) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in November 1992 to acquire 700,000 shares of Series A TCI Group Common Stock, 562,500 shares of Series A Liberty Group Common Stock, and 600,000 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; (b) stock options granted in tandem with SARs in December 1995 to acquire 700,000 shares of Series A TCI Group Common Stock, 562,500 shares of Series A Liberty Group Common Stock, and 600,000 shares of Series A Ventures Group Common Stock, of which options to acquire 280,000, 225,000, and 240,000, respectively, of such shares are currently exercisable; and (c) stock options granted in tandem with SARs in December 1997 to acquire 2,800,000 shares of Series B Ventures Group Common Stock, none of which options are exercisable until December 16, 1998 and which grant is subject to TCI stockholder approval.

(11) Includes 776,380 shares of Series B TCI Group Common Stock, 12,726 shares of Series A Liberty Group Common Stock, 439,875 shares of Series B Liberty Group Common Stock, 793,240 shares of Series B Ventures Group Common Stock and 6,900 shares of TCI Class B Preferred Stock held by Dr. Malone's wife, Mrs. Leslie Malone, as to which Dr. Malone has disclaimed beneficial ownership.


                                     III-24

(12) Pursuant to a letter agreement dated June 17, 1988, the late Mr. Bob Magness (the founder and former Chairman of TCI) and Kearns-Tribune Corporation each granted Dr. Malone certain rights with respect to the then Class B Common Stock of TCI owned by them. Dr. Malone agreed with TCI to forego the exercise of such rights in connection with a June 16, 1997 transaction whereby the Estate of Bob Magness sold 30,545,864 shares of Series B TCI Group Common Stock to TCI in exchange for an equal number of shares of Series A TCI Group Common Stock. In consideration thereof, TCI granted Dr. Malone the right (the "Malone Right") to acquire, at any time and from time to time prior to June 30, 1999, up to 30,545,864 shares of Series B TCI Group Common Stock for either (or any combination of): i) shares of Series A TCI Group Common Stock on a one-for-one basis; or (ii) cash based on the closing market price of the Series B TCI Group Common Stock on Nasdaq for a specified period prior to the acquisition of such shares by Dr. Malone (the "TCI-Estates Agreement"). Effective February 9, 1998, however, the number of shares of Series B TCI Group Common Stock subject to the Malone Right was reduced from 30,545,864 to 14,511,570 shares. Dr. Malone and certain members of the Magness family, individually, and in certain cases, on behalf of the Estate of Betsy Magness and the Estate of Bob Magness (collectively, the "Magness Group") have the right to participate with Dr. Malone in any acquisition of up to 12,406,238 of the 14,511,570 shares of Series B TCI Group Common Stock subject to the Malone Right on a basis proportionate to the relative ownership by the Magness Group and Dr. Malone and his spouse of capital stock of TCI having more than one vote per share in the elections of directors. At this time, Dr. Malone's proportionate share of such 12,406,238 shares is 6,809,537. The remaining 2,105,332 shares continue to be subject to the Malone Right, free of any right of the Magness Group to participate in such shares. The Malone Right may be exercised at any time prior to June 30, 1999. If the Magness Group or any member thereof declines to participate in the Malone Right, Dr. Malone may acquire all such shares.

       In connection with the foregoing changes to the TCI-Estates Agreement, on February 9, 1998, Dr. Malone and his spouse (the "Malone Group") and the Magness Group entered into a Stockholders' Agreement pursuant to which the parties agreed to consult with each other on any matter coming to a vote of TCI stockholders; provided, however, that in the event of a disagreement, the shares of Series B TCI Group, Series B Liberty Group and Series B Ventures Group Common Stock held by the Malone Group and the Magness Group will be voted in the manner directed by Dr. Malone pursuant to an irrevocable proxy given by the Magness Group.

       As a result of the February 1998 transactions, Dr. Malone's beneficial ownership of TCI common stock includes the following shares held by the Magness Group: 16,365,681 shares of Series B TCI Group Common Stock, 14,292,719 shares of Series B Liberty Group Common Stock, and 18,684,034 shares of Series B Ventures Group Common Stock. In addition, all of the shares subject to the Malone Right have been included in Dr. Malone's beneficial stock ownership information.

(13) Dr. and Mrs. Malone's shares of Series B TCI Group Common Stock, Series B Liberty Group Common Stock and Series B Ventures Group Common Stock (collectively, the "Series B Stock") are subject to the terms of a Call Agreement dated as of February 9, 1998, among Dr. and Mrs. Malone and TCI. Such Call Agreement provides TCI the right to acquire all of the shares of Series B Stock owned by Dr. and Mrs. Malone upon Dr. Malone's death or a contemplated sale of such Series B Stock to third parties at prices determined in accordance with the Call Agreement. Such Call Agreement also prohibits Dr. and Mrs. Malone from disposing of their Series B Stock, except for certain exempt transfers (such as transfers to related parties or the Magness Group or public sales of up to an aggregate of 5% of their Series B Stock).


                                     III-25

(14) Assumes the exercise in full of stock options granted in tandem with SARs in December 1995 to acquire 400,000 shares of Series A Common Stock. Options to acquire 160,000 of such shares of Series A Common Stock are currently exercisable. Also assumes the vesting in full of 15,000 restricted shares of Series A Common Stock granted in December 1995. Such shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. In addition, assumes the vesting in full of 150,000 restricted shares of Series A Common Stock granted in July 1997. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. See notes 4 and 5 to the table in "Executive Compensation - Summary Compensation Table" above for additional information.

(15) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in November 1992 to acquire 56,250 shares of Series A Liberty Group Common Stock and 60,000 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; (b) stock options granted in tandem with SARs in October 1993 to acquire 70,000 shares of Series A TCI Group Common Stock, 56,250 shares of Series A Liberty Group Common Stock and 60,000 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; and (c) stock options granted in tandem with SARs in November 1994 to acquire 140,000 shares of Series A TCI Group Common Stock, 112,500 shares of Series A Liberty Group Common Stock and 120,000 shares of Series A Ventures Group Common Stock, of which options to acquire 84,000, 67,500 and 72,000, respectively, of such shares are currently exercisable.

(16) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in December 1995 to acquire 50,000 shares of Series A Common Stock, of which options to acquire 20,000 of such shares are currently exercisable; and (b) stock options granted in tandem with SARs in July 1997 to acquire 50,000 shares of Series A Common Stock, none of which options are exercisable until July 23, 1998. See "Executive Compensation - Option and SAR Grants in Last Fiscal Year" above for additional information concerning the latter grant.

(17) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in November 1992 to acquire 56,250 shares of Series A Liberty Group Common Stock, all of which options are currently exercisable; (b) stock options granted in tandem with SARs in October 1993 to acquire 56,250 shares of Series A Liberty Group Common Stock, all of which options are currently exercisable; (c) stock options granted in tandem with SARs in November 1994 to acquire 140,000 shares of Series A TCI Group Common Stock, 112,500 shares of Series A Liberty Group Common Stock and 120,000 shares of Series A Ventures Group Common Stock; of which options to acquire 84,000, 67,500 and 72,000, respectively, of such shares are currently exercisable; (d) stock options granted in tandem with SARs in December 1995 to acquire 210,000 shares of Series A TCI Group Common Stock, 168,750 shares of Series A Liberty Group Common Stock and 180,000 shares of Series A Ventures Group Common Stock, of which options to acquire 84,000, 67,500 and 72,000, respectively, of such shares are currently exercisable; and (e) stock options granted in tandem with SARs in July 1997 to acquire 241,500 shares of Series A TCI Group Common Stock, 150,000 shares of Series A Liberty Group Common Stock and 207,000 shares of Series A Ventures Group Common Stock, none of which options are exercisable until July 23, 1998. In addition, assumes the vesting in full of 35,634 restricted shares of Series A TCI Group Common Stock, 22,500 restricted shares of Series A Liberty Group Common Stock and 8,732 restricted shares of Series A Ventures Group Common Stock granted in December 1995. Such shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000.


                                     III-26

(18) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in December 1995 to acquire 200,000 shares of Series A Common Stock, of which options to acquire 80,000 of such shares are currently exercisable; and (b) stock options granted in tandem with SARs in July 1997 to acquire 100,000 shares of Series A Common Stock, none of which options are exercisable until July 23, 1998. Also includes 10,000 restricted shares of Series A Common Stock granted in December 1995. Such shares vest as to 50% in December 1999 and as to the remaining 50% in December 2000. See notes 5, 6 and 8 to the table in "Executive Compensation - Summary Compensation Table" above for additional information.

(19) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in October 1993 to acquire 5,250 shares of Series A TCI Group Common Stock, 4,218 shares of Series A Liberty Group Common Stock and 4,500 shares of Series A Ventures Group Common Stock, all of which options are currently exercisable; and (b) stock options granted in tandem with SARs in November 1994 to acquire 17,500 shares of Series A TCI Group Common Stock, 14,062 shares of Series A Liberty Group Common Stock and 15,000 shares of Series A Ventures Group Common Stock, of which options to acquire 10,500, 8,437 and 9,000, respectively, of such shares are currently exercisable. See notes 5 and 6 to the table in "Executive Compensation - Summary Compensation Table" above for additional information.

(20) Assumes the exercise in full of the following: (a) stock options granted in tandem with SARs in December 1995 to acquire 50,000 shares of Series A Common Stock, of which options to acquire 20,000 of such shares are currently exercisable; and (b) stock options granted in tandem with SARs in July 1997 to acquire 100,000 shares of Series A Common Stock, none of which options are exercisable until July 23, 1998. See notes 6 and 8 to the table in "Executive Compensation - Summary Compensation Table" above for additional information.

(21) Assumes the exercise in full of stock options granted in tandem with SARs in November 1994 to acquire 2,520 shares of Series A TCI Group Common Stock, 2,025 shares of Series A Liberty Group Common Stock and 2,160 shares of Series A Ventures Group Common Stock. None of such options are currently exercisable until November 17, 1998.

(22) Certain executive officers and directors hold options, which were granted in tandem with SARs in December 1995, to acquire 750,000 shares of Series A Common Stock. Options to acquire 300,000 of such shares are currently exercisable. Certain executive officers and directors hold options, which were granted in tandem with SARs in July 1997, to acquire 325,000 shares of Series A Common Stock. None of these options are exercisable until July 23, 1998. Additionally, Mr. Vierra and Ms. Curtis hold in the aggregate 175,000 restricted shares of Series A Common Stock. Of such shares 25,000 vest as to 50% in December 1999 and as to the remaining 50% in December of 2000 and the other 150,000 vest as to 50% in July 2001 and as to the remaining 50% in July 2002.

(23) Assumes the exercise in full of stock options granted in April 1996 pursuant to the 1996 Nonemployee Director Stock Option Plan to acquire 200,000 shares of Series A Common Stock. Options to acquire 40,000 of such shares are currently exercisable. See "Executive Compensation - Compensation of Directors" above for additional information concerning these grants.


                                     III-27

(24) Certain executive officers and directors hold options, which were granted in tandem with SARs in November 1992, to acquire 735,000 shares of Series A TCI Group Common Stock, 703,125 shares of Series A Liberty Group Common Stock and 690,000 shares of Series A Ventures Group Common Stock. All such options are currently exercisable.

       Also, certain executive officers and directors hold options, which were granted in tandem with SARs in October 1993, to acquire an aggregate of 110,250 shares of Series A TCI Group Common Stock, 144,843 shares of Series A Liberty Group Common Stock and 94,500 shares of Series A Ventures Group Common Stock. All such options are currently exercisable.

       Additionally, certain executive officers and directors hold options, which were granted in tandem with SARs in November 1994, to acquire 341,320 shares of Series A TCI Group Common Stock, 274,274 shares of Series A Liberty Group Common Stock and 292,560 shares of Series A Ventures Group Common Stock. Options to acquire 203,280, 163,349 and 174,240, respectively, of such shares are currently exercisable.

       In addition, Mr. Kern holds a stock option, which was granted in November 1994, pursuant to the TCI Director Stock Option Plan, to purchase 50,000 shares of Series A TCI Group Common Stock and 28,125 shares of Series A Liberty Group Common Stock. Options to acquire 30,000 and 16,875, respectively, of such shares are currently exercisable.

       Certain executive officers and directors hold options, which were granted in tandem with SARs in December 1995, to acquire 1,365,000 shares of Series A TCI Group Common Stock, 1,012,500 shares of Series A Liberty Group Common Stock and 1,170,000 shares of Series A Ventures Group Common Stock. Options to acquire 546,000, 405,000 and 468,000, respectively, of such shares are currently exercisable.

       Additionally, certain executive officers and directors hold 45,177 restricted shares of Series A TCI Group Common Stock, 22,500 restricted shares of Series A Liberty Group Common Stock and 19,646 restricted shares of Series A Ventures Group Common Stock. Such shares vest 50% in December 1999 and the remaining 50% in December 2000.

       Mr. Hindery holds stock options granted in tandem with SARs in February 1997 to acquire 700,000 shares of Series A TCI Group Common Stock, 375,000 shares of Series A Liberty Group Common Stock and 600,000 shares of Series A Ventures Group Common Stock. None of these options in tandem with SARs were exercisable at December 31, 1997.

       In addition, Mr. Gould holds a stock option, which was granted in December 1996, pursuant to the TCI Director Stock Option Plan, to purchase 50,000 shares of Series A TCI Group Common Stock and 28,125 shares of Series A Liberty Group Common Stock. Options to acquire 10,000 and 5,625, respectively, are exercisable.

       In addition, certain executive officers and directors hold stock options, which were granted in tandem with SARs in July 1997, to acquire 2,341,500 shares of Series A TCI Group Common Stock, 1,743,750 shares of Series A Liberty Group Common Stock and 2,007,000 shares of Series A Ventures Group Common Stock. None of these options are exercisable until July 23, 1998.


                                     III-28

       Also, Messrs. Hindery and Kern were granted 338,154 restricted shares of Series A TCI Group Common Stock and 123,692 shares of Series A Ventures Group Common Stock. Such shares vest as to 50% in July 2001 and as to the remaining 50% in July 2002. Additionally, Mr. Kern holds a stock option, which was granted in tandem with SARs in December 1997, to acquire 350,000 shares of Series A TCI Group Common Stock, 250,000 shares of Series A Liberty Group Common Stock and 300,000 shares of Series A Ventures Group Common Stock. None of these options are exercisable until December 29, 1998.

       All of the aforementioned options with tandem SARs, options and restricted stock are reflected in this table assuming the exercise or vesting in full of such securities as to each individual.

(25) Dr. Malone holds a stock option, which was granted in tandem with SARs in December 1997, to acquire 2,800,000 shares of Series B Ventures Group Common Stock. Such grant is subject to TCI stockholder approval. None of these options are exercisable until December 16, 1998. Such options are reflected in this table assuming the exercise or vesting in full of such securities.

       No equity securities in any subsidiary of TINTA, other than directors' qualifying shares, are owned by any of TINTA's executive officers or directors.

       (c) Change of Control. TINTA knows of no arrangements, including any pledge by any person of securities of TINTA, the operation of which may at a subsequent date result in a change in control of TINTA.


                                     III-29

Item 13.      Certain Relationships and Related Transactions

       (a)    Transactions with Management and Others.

Relationship with TCI

       TCI beneficially owns 86,250,000 shares of Series A Common Stock and 11,700,000 shares of Series B Common Stock which, at December 31, 1997, collectively represented approximately 92% of the total voting power of the outstanding shares of Common Stock. Consequently, TCI has significant influence over the policies and affairs of TINTA and is in a position to determine the outcome of corporate actions requiring stockholder approval, including the election of directors, the adoption of amendments to TINTA's Charter and the approval of mergers and the sale of all or substantially all of TINTA's assets.

       TCI formed TINTA during the fourth quarter of 1994 and the first quarter of 1995 through the contribution to TINTA of substantially all of TCI's international cable television and telephony assets and certain of TCI's international programming assets. The international programming assets that TCI did not contribute to TINTA remained in two of TCI's other subsidiaries, Liberty Media Corporation ("Liberty") and TCIC. The international programming assets that currently remain with Liberty are those that are either (i) devoted to foreign sports programming or (ii) owned directly or indirectly (in whole or in part) by U.S.-based programming companies in which Liberty has an interest. During 1996, Liberty contributed its interests in foreign sports programming to a limited liability company owned in equal parts by subsidiaries of TINTA and Liberty, Liberty/TINTA LLC ("Liberty/TINTA"). Liberty/TINTA then contributed such assets to a newly formed sports programming venture with the News Corporation Limited ("News Corp."). See "Sports Programming Venture" below.

       In September 1997, TCI issued the Ventures Group Common Stock in the Exchange Offer with the intent that such stock would reflect the separate performance of the Ventures Group of TCI. The TCI Ventures Group includes TCI's principal international assets, including TCI's equity interest in TINTA, and substantially all of TCI's non-cable and non-programming domestic assets. With the formation of the TCI Ventures Group, TCI assigned to TVG LLC various agreements, rights and obligations related to TCI's assets attributed to the TCI Ventures Group. Such assignments included transferring all of TCI's equity interests in TINTA to TVG LLC and financial obligations with TINTA to TVG LLC. See "-Credit Facility" and "-Loans Pursuant to Unsecured Promissory Notes" below.

       TCI has advised TINTA that TCI presently intends (i) to make available to TINTA any opportunity to acquire, develop, own and/or manage cable and/or telephony operations outside the United States presented to TCI or any of its controlled affiliates, and (ii) except as provided below, to make available to TINTA any opportunity to acquire, develop, manage and/or operate programming services outside of the United States (a "Programming Opportunity") presented to TCI or any of its controlled affiliates. The foregoing does not apply to: (i) international programming services owned or managed, directly or indirectly (in whole or in part), by TCI or any of its controlled affiliates other than TINTA as of July 12, 1995 (the date of TINTA's initial public offering); (ii) international programming opportunities under development by TCI or any of its controlled affiliates other than TINTA, which were the subject of a signed letter of intent or other agreement in principle as of July 12, 1995; (iii) Programming Opportunities with respect to foreign sports programming, which is expected to be pursued by Liberty/TINTA and made available to a joint venture in which Liberty/TINTA owns a 50% interest (see "Sports Programming Venture" below); (iv) any Programming Opportunity presented to a public company, which is a controlled affiliate of either TCI or any of TCI's controlled affiliates (other than TINTA); (v) any Programming Opportunity presented to, or cable television or cable telephony services provided by, any company or other entity in which TCI or any of its controlled affiliates has an interest but which is not itself a controlled affiliate of either TCI or any of TCI's controlled affiliates; and (vi) the distribution outside the United States of a programming service initially distributed within the United States and owned


                                     III-30
and/or managed by TCI or any of its controlled affiliates (other than TINTA). If TINTA determines not to pursue a Programming Opportunity, subsidiaries or controlled affiliates of TCI other than TINTA may pursue such Programming Opportunity or TINTA and another subsidiary of TCI (or any of its other controlled affiliates) may pursue such opportunity jointly. Neither TCI nor any of its controlled affiliates will make available to TINTA any Programming Opportunity if TCI or such controlled affiliate is legally (for example, by a fiduciary duty owed to others) or contractually prohibited from taking such action. The foregoing policy concerning Programming Opportunities will, in any event, be terminable at such time as TCI ceases to beneficially own at least a majority in voting power of the outstanding Common Stock of TINTA.

       The above policy of TCI can be modified or rescinded by TCI in its sole discretion, without approval of TINTA, although TCI has informed TINTA it has no present intention to do so. TCI can also adopt additional policies with respect to TINTA depending upon future circumstances. TCI has informed TINTA that any determination it might make to modify or rescind its policy with respect to TINTA, or to adopt additional policies affecting TINTA, would be made by the TCI Board, which has a duty to act with due care and in the best interests of all the stockholders of TCI.

       TCI and TINTA have entered into a number of intercompany agreements more fully described below, covering matters such as lending arrangements, indemnification, the provision of services, tax sharing, the use of the Tele-Communications name and registration rights. TCI also provides certain administrative, financial, legal, treasury, accounting, tax and other services to TINTA and makes available certain of its employee benefit plans to TINTA's employees. TCI established the terms of these arrangements in consultation with TINTA, but TCI and TINTA executed the arrangements while TINTA was a wholly owned subsidiary. As a result, such arrangements are not the result of arm's-length negotiations. Accordingly, although TINTA believes the terms of these arrangements are reasonable, no assurance can be given that the terms and conditions of these agreements, or the terms of any future arrangements between TCI and TINTA, are or will be as favorable to TINTA as could be obtained from unaffiliated third parties.

Sports Programming Venture

       In April 1996, Liberty/TINTA formed a joint venture with News Corp. ("Fox Sports International") to operate existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographical areas. TINTA and Liberty each owns a 50% interest in Liberty/TINTA. Liberty/TINTA, in turn owns a 50% interest in Fox Sports International, with News Corp. owning the other 50% interest. Liberty/TINTA contributed to Fox Sports International the non-cash assets contributed to it by TINTA and Liberty. News Corp. contributed various international sports rights and certain trademark rights in exchange for its 50% interest in Fox Sports International.

       As part of the formation of Fox Sports International, Liberty/TINTA is entitled to receive from News Corp. 7.5% of the outstanding stock of STAR Television Limited. Upon the delivery of such stock to Liberty/TINTA, News Corp. is entitled to receive from Liberty/TINTA up to $20 million and rights under various Asian sports programming agreements. STAR Television Limited operates a satellite-delivered television platform in Asia.

       The agreement with News Corp. includes, among other things, provisions generally prohibiting any of the parties from engaging in any business that is within the scope of the business to be conducted by Fox Sports International (other than through Fox Sports International), that being the operation of programming services featuring predominantly sports and sports-related programming, data or content for distribution by any means and in any form anywhere in the world, except in the excluded areas referred to above. Those restrictions will be binding on TCI until such time as neither TINTA nor Liberty is controlled by TCI. The agreement with News Corp. also includes provisions granting to a separate joint venture to be formed by


                                     III-31

Liberty and Fox Inc. (a wholly-owned subsidiary of News Corp.) rights of first refusal with respect to international sports programming as to which Fox Sports International holds United States or Canadian distribution rights.

       Prior to November 1, 2000, News Corp. and Liberty/TINTA cannot transfer their interests in Fox Sports International other than to certain of their respective affiliates. Thereafter, any proposed transfer to a non-affiliate will be subject to a right of first refusal in favor of the non-transferring member. Transfers to affiliates will not be subject to those transfer restrictions or rights of first refusal. In certain events, either member of Fox Sports International will have the right to trigger a procedure under which the other member will be required either to purchase the triggering member's interest or to sell its interest to the triggering member, in either case, at the price stated by the triggering member. Those buy/sell rights will arise if, at any time after the fifth anniversary of the formation of Fox Sports International, the members cannot agree for two consecutive years on the approval of an annual budget or the appointment of a chief executive officer for Fox Sports International. If control of Liberty/TINTA is acquired by any one of certain named media industry participants, then News Corp. will have an option to purchase the interest in Fox Sports International held by Liberty/TINTA at a price equal to the fair market value of such interest. The agreement governing the formation of Liberty/TINTA includes restrictions on transfers of interests and buy/sell rights applicable to Liberty/TINTA interests of TINTA and Liberty, which are substantially the same as those applicable to the interests in Fox Sports International.

       During third quarter 1997, Fox Sports International distributed its 35% equity interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and certain Australian sports rights to News Corp. On October 2, 1997, TINTA purchased an additional 5% interest in Torneos from an unaffiliated party for $12 million. In addition, as of December 31, 1997, TINTA had made cash contributions to Torneos on behalf of Liberty/TINTA in the aggregate amount of $48 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at a future date.

Credit Facility

       TINTA and TCI entered into a subordinated revolving credit facility (the "Credit Facility"), effective April 25, 1995, which provides for loans from TCI to TINTA in an aggregate principal amount at any time outstanding of up to $200 million (the "Commitment"). As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under the Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the Credit Facility to September 10, 2002, at which time all borrowings under the Credit Facility, together with all accrued interest thereon, will be payable. In addition, the parties reduced the interest rate on the Credit Facility from 13% to 10% per annum. Prior to such maturity date, borrowings repaid by TINTA under the Credit Facility will be available for re-borrowing, subject to certain conditions to borrowing.

       During 1997, no borrowings were outstanding under the Credit Facility. Accordingly, TINTA incurred no interest expense during the year ended December 31, 1997, with respect to the Credit Facility.

       TINTA is required to pay an annual facility fee in an amount equal to .375% of the unused borrowing availability under the Credit Facility. Such credit facility fee aggregated $750,000 during the year ended December 31, 1997.

       The payment of the principal of and interest on all borrowings under the Credit Facility are subordinated in right of payment to the prior payment in full of all "Senior Indebtedness." Senior Indebtedness is defined, generally, as all indebtedness of TINTA for money borrowed, obligations of TINTA in respect of letters of credit or bankers' acceptances and indebtedness issued as part of the deferred purchase price of property, except any such indebtedness that by the terms of the instrument creating or representing such indebtedness is expressly made equal in right of


                                     III-32
payment with, or subordinate and subject in right of payment to, borrowings outstanding under the Credit Facility. If TINTA incurs Senior Debt (defined generally as indebtedness for money borrowed from institutional lenders) in a principal amount in excess of $200 million (such excess, the "Senior Excess Amount"), the Commitment will be immediately reduced by the amount of such Senior Excess Amount. In such event, outstanding loans under the Credit Facility in a principal amount necessary to cause such outstanding loans to not exceed the amount of the Commitment, as so adjusted, together with accrued interest, will immediately become due and payable. The Commitment may be readjusted upward (but not above $200 million) to the extent that such Senior Excess Amount is subsequently repaid by TINTA. Borrowings under the Credit Facility are unsecured.

       If, at any time, TCI shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the Credit Facility upon two business days prior notice to TINTA. The principal of and interest on all outstanding loans shall become due and payable on the first anniversary of the receipt by TINTA of such notice.

Loans Pursuant to Unsecured Promissory Notes

       At December 31, 1997, amounts loaned by TINTA to TVG LLC pursuant to an unsecured promissory note aggregated $89 million. Under the terms of such note, TVG LLC can borrow in an aggregate amount of up to $200 million. Amounts outstanding under this promissory note bear interest at variable rates (6.7% at December 31, 1997) based on TCI's weighted average cost of bank borrowings of similar maturities, and principal and interest is due and payable as mutually agreed from time to time by TVG LLC and TINTA. During the year ended December 31, 1997, interest income related to the promissory note aggregated $5.8 million.

Intercompany Accounts

       TINTA maintains cash and non-cash intercompany accounts with TVG LLC. At December 31, 1997, the non-cash intercompany account with TVG LLC was comprised of $12.6 million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain SARs and stock options and $7.7 million due from TVG LLC with respect to the allocation of current intercompany income tax benefit pursuant to the Old and New Tax Sharing Agreements (as described below). The compensation liability, which represents TINTA's share of TCI's stock compensation expense for periods subsequent to July 18, 1995, will be settled in cash only to the extent that TCI is required to make cash payments to satisfy such liability. Amounts included in the non-cash intercompany account are non-interest bearing.

       Amounts included in the cash intercompany account with TVG LLC are required to be settled within 30 days following notification. Any payable amounts that remain outstanding after such 30-day period generally are treated as adjustments of the outstanding borrowings pursuant to the Credit Facility. Amounts included in such cash intercompany account are non-interest bearing. At December 31, 1997, the amount owed by TINTA to TVG LLC, pursuant to the cash intercompany account, was $5.8 million.



                                     III-33

Registration Rights Agreement

       As of July 18, 1995, TINTA and TCI entered into a Registration Rights Agreement (the "Registration Rights Agreement") which, among other things, provides that upon the request of TCI, TINTA will register under the Securities Act of 1933, as amended, any of the shares of Series A Common Stock or Series B Common Stock (and any other shares of capital stock of TINTA issued in respect of such shares) held by TCI for sale in accordance with TCI's intended method of disposition thereof. TCI has the right to request three such registrations. TINTA has agreed to pay all registration expenses (other than underwriting discounts and commissions) in connection with such registrations. The Registration Rights Agreement will terminate if TCI ceases to own for five consecutive years shares of Common Stock representing at least 30% in voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors.

Indemnification Agreement

       TCI or certain of its subsidiaries (other than TINTA) continues to be an obligor under, or a guarantor of the payment or performance of, certain contractual obligations, including financial and debt obligations, which are for the benefit of TINTA. TINTA has entered into an Indemnification Agreement with TCI, dated as of July 12, 1995, pursuant to which TINTA has agreed to indemnify TCI (or any of TCI's officers, directors, employees and agents) for any payment made by TCI, or any claim, loss or liability that TCI may otherwise incur, by reason of such obligations. TINTA has not been required to make any payments to TCI pursuant to the Indemnification Agreement.

Services Agreement

       Certain facilities, personnel and services are provided to TINTA by TCI or its subsidiaries pursuant to the terms of a services agreement between TCI and TINTA, dated as of July 18, 1995 (the "Services Agreement"). Pursuant to the Services Agreement, TCI provides TINTA administrative and operational services necessary for the conduct of its business, including, but not limited to, such services as are generally performed by TCI's accounting, finance, corporate, legal and tax departments. In addition, TINTA has available to it such general overall management services and strategic planning services as TCI and TINTA shall agree and TCI provides TINTA with such access to and assistance from TCI's cable engineering and construction groups and TCI's domestic cable television and programming and technology/venture personnel as TINTA may from time to time request.

       The Services Agreement also provides that, for so long as TCI continues to beneficially own shares of Common Stock representing at least a majority in voting power of the outstanding shares of capital stock of TINTA entitled to vote generally in the election of directors, TCI will continue to permit TINTA's employees to participate in TCI's employee benefit plans. In this regard, TINTA is allocated that portion of TCI's compensation expense attributable to benefits extended to employees of TINTA.

       Pursuant to the Services Agreement, TINTA reimburses TCI for all direct expenses incurred by TCI in providing services thereunder and a pro rata share of all indirect expenses incurred by TCI in connection with the rendering of such services, including a pro rata share of the salary and other compensation of TCI employees performing services for TINTA, general overhead expenses and rental expenses for any physical facilities of TCI used by TINTA. In this regard, TINTA subleases office space from, TCI. The obligations of TCI to provide services under the Services Agreement (other than TCI's obligation to allow TINTA's employees to participate in TCI's employee benefit plans) will continue in effect until terminated by either TINTA at any time on not less than 60 days' notice to TCI, or by TCI at any time after July 18, 1998, on not less than four months' notice to TINTA.

       The amounts charged to TINTA pursuant to the Services Agreement aggregated $1.8 million during the year ended December 31, 1997.


                                     III-34

Tax Sharing Agreement

       TINTA and its 80%-or-more-owned domestic subsidiaries (the "TINTA Tax Group") are included in the consolidated federal and state income tax returns of TCI. TINTA's income taxes include those items in the consolidated calculation applicable to the TINTA Tax Group ("intercompany tax allocation") and any income taxes of TINTA's consolidated foreign or domestic subsidiaries that are excluded from the consolidated federal and state income tax returns of TCI. Intercompany tax allocation represents an apportionment of tax expense or benefit (other than deferred taxes) among subsidiaries of TCI in relation to their respective amounts of taxable earnings or losses.

       Effective July 1, 1995, TCI, TINTA and certain other subsidiaries of TCI implemented a tax sharing agreement (the "Old Tax Sharing Agreement"). The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TINTA was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TINTA to the extent that the income tax attributes generated by the TINTA Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined are charged or credited to an intercompany account between TCI and TINTA. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995, and ending on or before October 1, 1997.

       Effective October 1, 1997 (the "Effective Date"), TCI replaced the Old Tax Sharing Agreement with a new tax sharing agreement, as so amended (the "New Tax Sharing Agreement"), which governs the allocation and sharing of income taxes by the TCI Group, the Liberty Media Group and the TCI Ventures Group within TCI (each a "Group"). TINTA and its subsidiaries are members of the TCI Ventures Group for purposes of the New Tax Sharing Agreement. Effective for periods on and after the Effective Date, federal income taxes will be computed based upon the type of tax paid by TCI (on a regular tax or alternative minimum tax basis) on a separate basis for each Group. Based upon these separate calculations, an allocation of tax liabilities and benefits will be made such that each Group will be required to make cash payments to TCI based on its allocable share of TCI's consolidated federal income tax liabilities (on a regular tax or alternative minimum tax basis, as applicable) attributable to such Group and actually utilized by TCI in reducing its consolidated federal income tax liability. Tax attributes and tax basis in assets would be inventoried and tracked for ultimate credit to or charge against each Group. Similarly, in each taxable period that TCI pays alternative minimum tax, the federal income tax benefits of each Group, computed as if such Group were subject to regular tax, would be inventoried and tracked for payment to or payment by each Group in years that TCI uses the alternative minimum tax credit associated with such taxable period. The Group generating the tax benefits utilized would receive a cash payment only if, and when, the unused taxable losses of one or more of the other Groups are actually utilized. If losses expire without ever being utilized, the Group generating the utilized tax benefits will never receive payment for such benefits. In addition, pursuant to the New Tax Sharing Agreement, state and local income taxes are calculated on a separate return basis for each Group (applying provisions of state and local tax law and related regulations as if the Group were a separate unitary or combined group for tax purposes) and TCI's combined or unitary tax liability is allocated among the Groups based upon such separate calculation.


                                     III-35

       Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that are consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement, as amended. The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995, and ending September 30, 1997, will be required to be settled between TVG LLC and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. A tax sharing arrangement between TVG LLC and TINTA covering periods subsequent to September 30, 1997, is currently being negotiated. It is expected, that the terms of such arrangement will be substantially similar to the terms contained in the New Tax Sharing Agreement.

       During the year ended December 31, 1997, TCI allocated to TINTA an intercompany tax expense aggregating $7.5 million.

Trade Name and Service Mark License Agreement

       TINTA and TCI have entered into a Trade Name and Service Mark License Agreement, dated as of July 18, 1995 (the "License Agreement"), pursuant to which TCI has granted to TINTA a non-exclusive non-assignable license to use certain trade names and service marks specifically identified in the License Agreement. TINTA has agreed that all advertising, promotion and use of certain of TCI's trade names and service marks by TINTA shall be consistent with TCI guidelines and standards, as well as subject to TCI's control in certain circumstances. The term of the License Agreement terminates one year after TCI ceases to beneficially own a majority (by voting power) of the outstanding shares of voting capital stock of TINTA. The term may be extended for one year upon the consent of both parties. No fees are paid by TINTA for use of this non-exclusive non-assignable license.

Consulting Agreement with Mr. Vierra

       Effective January 1, 1998, TCI entered into a five year consulting agreement with Mr. Vierra for Mr. Vierra to provide consulting services to TCI on the allocation of TCI's resources and other matters generally and with respect to the international operations of TCI in particular. Mr. Vierra will not be required to provide more than 700 hours per year in such consulting services. For such consulting services, the consulting agreement provides for a fee of $700,000 per annum. Pursuant to the agreement, a portion of such consulting fee will be deferred at an annual rate of approximately $250,000 per annum. The deferred amounts will be paid in monthly installments over a 240-month period commencing on the later of the first business day of the first full calendar month following December 31, 2002, and the termination of Mr. Vierra's position as a consultant to TCI, together with interest thereon at the rate of 8% per annum, compounded annually, from the date of deferral to the payment date. In the event of Mr. Vierra's death, all outstanding deferred amounts will be paid in a lump sum to his beneficiaries.

       While Mr. Vierra is a consultant to TCI pursuant to the agreement, he is entitled to participate in all insurance plans or policies adopted for the benefit of TCI's employees. The consulting agreement provides that all options for TCI common stock and TINTA Common Stock held by Mr. Vierra are now vested in full. In addition, restricted stock awards for TINTA Common Stock shall vest upon the expiration of the terms provided by the agreements evidencing their respective grants.

       Upon termination of the consulting agreement by TCI, TCI will pay all remaining compensation due under the agreement for the balance of the term of the agreement. Upon Mr. Vierra's death during the term of the consulting agreement, TCI will pay to Mr. Vierra's beneficiaries a lump sum in an amount equal to one year's compensation amount. The consulting agreement provides further that, during the term of the agreement, Mr. Vierra will not be connected in any manner with any entity which directly competes in a material respect with the business of TCI or any of its


                                     III-36
majority-owned subsidiaries, which includes TINTA. Mr. Vierra may, however, own securities of any corporation listed on a national securities exchange or quoted on Nasdaq to the extent of an aggregate of 5% of the amount of such securities outstanding. In addition, Mr. Vierra may provide consulting services to others if approved by TCI's chief executive officer.

Employment Agreement with Mr. Evans

       As of August 1, 1997, TINTA entered into a five year employment agreement with Mr. Evans, which commenced September 1, 1997. The terms of this employment agreement are described under "Executive Compensation - Employment Contracts, Termination of Employment and Change of Control Agreements" above.

Other Transactions

       TCI Cablevision of Puerto Rico, Inc., a wholly-owned subsidiary of TINTA (the "Puerto Rico Subsidiary"), is engaged in the multi-channel video distribution business in Puerto Rico and purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $6 million during the year ended December 31, 1997.

       Certain key employees of TINTA hold stock options with tandem SARs with respect to certain common stock of TCI as well as restricted shares of common stock of TCI. Estimates of the compensation expense relating to the options and SARs as well as restricted stock awards have been included in the financial statements of TINTA, but are subject to future adjustment based upon the market value of the underlying TCI common stock, and ultimately on the final determination of market value when the rights are exercised or the restricted shares are vested. The estimated compensation adjustment with respect to the options and SARs as well as restricted stock awards resulted in an increase to TINTA's share of TCI's stock compensation liability of $12.4 million for the year ended December 31, 1997. TINTA's share of TCI's stock compensation liability will be settled in cash only to the extent cash payments are required to satisfy such liability.

       During 1996, TCIC transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a promissory note in the principal amount of L.14,950,000 ($23.3 million using the applicable exchange rate), bearing interest at 7% compounded semi-annually. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of L.998,000 ($1.6 million), plus expenses. Effective October 1, 1997, the parties transferred such distribution equipment back to TCIC and canceled the note and the lease. Until such transfer and cancellation, during the year ended December 31, 1997: (i) the U.S. dollar equivalent of interest expense incurred with respect to the note aggregated $1.2 million; (ii) the U.S. dollar equivalent of the lease revenue aggregated $3.3 million; and (iii) TINTA experienced unrealized foreign currency transaction gains of $1.2 million with respect to the note.

       On September 1, 1997, TINTA issued 30,075 shares of Series A Common Stock (valued at $500,000 based upon a price per share of $16.63) to David Evans. For more information on this issuance see "Executive Compensation - Employment Contracts, Termination of Employment and Change of Control Agreements" above. On January 15, 1998, Mr. Evans sold 12,200 of such shares to TINTA for $201,300 ($16.50 per share). The closing market price of the Series A Common Stock on Nasdaq on such date was $17.68 per share.

       (b) Certain Business Relationships. Jerome H. Kern, a director of TINTA, is Special Counsel with the law firm of Baker & Botts, L.L.P., the principal outside counsel for TINTA and TCI. Fees paid to Baker & Botts, L.L.P. by TCI and consolidated subsidiaries (including TINTA) did not exceed 5% of such firm's gross revenues for the 1997 fiscal year.

       (c)    Indebtedness of Management.  None.


                                     III-37

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS INTERNATIONAL, INC.



Date: April 28, 1998                  By: /s/ Graham Hollis
                                          -------------------------------------
                                              Graham Hollis
                                               Executive Vice President and
                                                 Chief Financial Officer
                                                  (Principal Accounting Officer)











                                     III-38