Form 10-Q
period 1998-03-31
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1998-05-15
CIK 945027

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

                  Yes  [X]    No   [ ]

     The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of April 30, 1998, was:

                   Series A common stock - 103,615,680 shares;
                     and Series B common stock - 11,700,000
                                     shares.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets

                                   (unaudited)


                                                                                    March 31,        December 31,
                                                                                       1998              1997
                                                                                    ----------       ------------
Assets                                                                               amounts in thousands

Cash and cash equivalents (note 3)                                                  $      685           --

Trade and other receivables, net                                                         4,072          5,065

Investment in Telewest Communications plc ("Telewest"), accounted for under the
   equity method (note 6)                                                              297,839        324,417

Investment in Cablevision S.A. ("Cablevision"), accounted for under
   the equity method (note 5)                                                          235,984        239,379

Investment in other affiliates, accounted for
   under the equity method, and related
   receivables (note 7)                                                                598,427        602,325

Other investments (note 8)                                                              33,853         33,012

Property and equipment, at cost:
   Land                                                                                    415            415
   Distribution systems                                                                 80,523         78,185
   Support equipment and buildings                                                      11,754         11,269
                                                                                    ----------     ----------
                                                                                        92,692         89,869
   Less accumulated depreciation                                                        34,317         32,348
                                                                                    ----------     ----------
                                                                                        58,375         57,521
                                                                                    ----------     ----------

Franchise costs and other intangible assets                                             76,890         76,890
   Less accumulated amortization                                                        11,977         11,494
                                                                                    ----------     ----------
                                                                                        64,913         65,396
                                                                                    ----------     ----------

Deferred income tax asset                                                               76,737         54,547

Deferred financing costs and other assets,
   net of amortization                                                                  10,858         12,338
                                                                                    ----------     ----------

                                                                                    $1,381,743      1,394,000
                                                                                    ==========     ==========


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued

                                   (unaudited)

                                                                       March 31,         December 31,
                                                                         1998                1997
                                                                       ---------         ------------
Liabilities and Stockholders' Equity                                        amounts in thousands,
                                                                            except share amounts
Cash overdraft                                                         $      --              1,003

Accounts payable                                                             1,276              672

Accrued liabilities                                                         14,590           19,490

Debt (note 9)                                                              390,037          390,042

Other liabilities                                                           22,024           18,482
                                                                       -----------      -----------

         Total liabilities                                                 427,927          429,689
                                                                       -----------      -----------

Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized 10,000,000 shares; none issued                               --               --
   Series A Common Stock, $1 par value
      Authorized 300,000,000 shares, issued
      106,997,880                                                          106,998          106,998
   Series B Common Stock, $1 par value
      Authorized 12,000,000 shares, issued
      11,700,000 shares                                                     11,700           11,700
   Additional paid-in capital                                            1,285,904        1,285,904
   Accumulated deficit                                                    (363,814)        (325,805)
   Accumulated other comprehensive earnings, net of taxes (note 1)           6,796            5,640
                                                                       -----------      -----------
                                                                         1,047,584        1,084,437
   Treasury stock, at cost, 3,382,200 shares and 3,370,000
      shares of Series A Common Stock in 1998 and 1997                     (42,216)         (42,014)

   Due from related parties (note 10)                                      (51,552)         (78,112)
                                                                       -----------      -----------

         Total stockholders' equity                                        953,816          964,311
                                                                       -----------      -----------

Commitments and contingencies
   (notes 6, 7, 8, 10 and 11)
                                                                       $ 1,381,743        1,394,000
                                                                       ===========      ===========


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                           Three months ended
                                                                March 31,
                                                       -------------------------
                                                         1998            1997
                                                       -------------------------
                                                         amounts in thousands,
                                                       except per share amounts
Revenue                                                  $ 12,544        65,611

Operating costs and expenses:
   Operating:
      Charges from related parties (note 10)                1,466         5,280
      Other                                                 5,728        32,405
   Corporate general and administrative:
      Allocated from related parties (note 10)              4,908           356
      Other                                                 5,697         2,438
   Depreciation and amortization                            2,476        15,713

                                                         --------       -------
                                                           20,275        56,192
                                                         --------       -------

        Operating income (loss)                            (7,731)        9,419

Other income (expense):
   Share of losses of Telewest (note 6)                   (30,219)      (41,708)
   Share of losses of Cablevision (note 5)                 (3,205)         --
   Share of losses of other affiliates (note 7)           (22,534)      (22,446)
   Interest expense:
      Related parties (note 10)                              (188)         (580)
      Other                                                (5,555)       (8,858)
   Interest income:
      Related parties (note 10)                             1,230         2,446
      Other                                                   636           716
   Gain on disposition of assets (note 8)                   9,165          --
   Foreign currency transaction gains                         284         1,395
   Other, net                                                 753          (144)
                                                         --------       -------
                                                          (49,633)      (69,179)
                                                         --------       -------

        Loss before income taxes                          (57,364)      (59,760)

Income tax benefit                                         19,355        26,305
                                                         --------       -------

        Net loss                                         $(38,009)      (33,455)
                                                         ========      ========
Basic and diluted net loss per common share (note 2)     $   (.33)         (.28)
                                                         ========      ========

Comprehensive loss (note 1)                              $(36,853)      (54,387)
                                                         ========      ========


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity

                        Three months ended March 31, 1998

                                   (unaudited)


                                                                                     Accumulated
                                                                                        other
                                                                                    comprehensive
                                           Common Stock      Additional                earnings,  Treasury   Due from    Total
                             Preferred  ------------------    paid-in   Accumulated    net of      stock,    related   Stockholders'
                               stock    Series A  Series B   capital      deficit       taxes     at cost    parties     equity
                             ---------  --------  --------  ----------  -----------  -----------  --------   --------  ------------
                                                            amounts in thousands

Balance at January 1, 1998     $  --     106,998   11,700   1,285,904  (325,805)     5,640        (42,014)   (78,112)    964,311

     Net loss                     --        --        --          --    (38,009)        --             --         --     (38,009)
     Repurchase of
       common shares              --        --        --          --         --         --           (202)        --        (202)
     Foreign currency
       translation
       adjustment                 --        --        --          --         --      1,156             --         --       1,156
     Change in due from
       related parties
       (note 10)                  --        --        --          --         --        --              --     26,560      26,560
                               ------    -------   ------   ---------   --------     -----        -------    -------     -------


Balance at  March 31, 1998     $  --     106,998   11,700   1,285,904   (363,814)    6,796        (42,216)   (51,552)    953,816
                               ======    =======   ======   =========   ========     =====        =======    =======     =======


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows

                                   (unaudited)


                                                                                    Three months ended
                                                                                         March 31,
                                                                                  ------------------------
                                                                                    1998            1997
                                                                                  --------        --------
                                                                                   amounts in thousands
                                                                                       (see note 3)
Cash flows from operating activities:
  Net loss                                                                        $(38,009)      (33,455)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                2,476        15,713
        Stock compensation                                                           7,982           (34)
        Payment of obligation relating to stock compensation                        (4,272)         --
        Share of losses of Telewest                                                 30,219        41,708
        Share of losses of Cablevision                                               3,205          --
        Share of losses of other affiliates                                         22,534        22,446
        Gain on disposition of assets                                               (9,165)         --
        Unrealized foreign currency transaction gains                                 (284)       (2,653)
        Other non-cash charges                                                        --             966
        Deferred income tax benefit                                                (21,011)      (27,099)
        Intercompany tax allocation                                                  1,642        (3,586)
        Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech p.l.c.:
             Change in receivables                                                     993         1,869
             Change in payables, accruals, other liabilities and the cash intercompany account included
                 in due from related parties                                        (5,004)       (4,207)
                                                                                  --------      --------
                     Net cash provided by (used in) operating activities          $ (8,694)       11,668
                                                                                  ========        ======




                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                Consolidated Statements of Cash Flows, continued


                                  (unaudited)

                                                                     Three months ended
                                                                          March 31,
                                                                   ------------------------
                                                                      1998           1997
                                                                   ---------       --------
                                                                     amounts in thousands
                                                                         (see note 3)
Cash flows from investing activities:
    Investments in and loans to affiliates and others               $(31,142)      (11,699)
    Proceeds from disposition of assets                               10,000          --
    Capital expended for property and equipment                       (2,818)      (12,875)
    Repayments received on loans to affiliates                         9,221        12,662
    Effect of the deconsolidation of Flextech p.l.c. on
       cash and cash equivalents                                        --         (38,142)
    Other, net                                                          (128)        5,062
                                                                    --------      --------
                 Net cash used in investing activities               (14,867)      (44,992)
                                                                    --------      --------

Cash flows from financing activities:
    Repayments received on loan to related party                      25,456        42,010
    Borrowings of debt                                                  --          29,872
    Repayments of debt                                                    (5)      (69,070)
    Repurchases of common stock                                         (202)       (6,798)
    Change in cash overdraft                                          (1,003)         --
                                                                    --------      --------

            Net cash provided by (used in) financing activities       24,246        (3,986)
                                                                    --------      --------

            Net increase (decrease) in cash and
               cash equivalents                                          685       (37,310)

            Cash and cash equivalents:
               Beginning of period                                      --          44,192
                                                                    --------      --------

               End of period                                        $    685         6,882
                                                                    ========      ========



See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                                 March 31, 1998

                                   (unaudited)

(1)      Basis of Presentation

         Tele-Communications International, Inc. ("TINTA" or the "Company"), a majority-owned subsidiary of Tele-Communications, Inc. ("TCI"), operates multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States.

         TINTA's common stock, par value $1.00 per share is comprised of Tele-Communications International Inc. Series A Common Stock ("Series A Stock") and Tele-Communications International Inc. Series B Common Stock ("Series B Stock" and together with Series A Stock, the "Common Stock"). At March 31, 1998, TCI owned approximately 85% of the aggregate issued and outstanding TINTA Common Stock and 92% of the aggregate voting interest represented by the TINTA Common Stock.

         TCI's common stock, par value $1.00 per share, is comprised of six series: Tele-Communications, Inc. Series A TCI Group Common Stock, Tele-Communications, Inc. Series B TCI Group Common Stock, (collectively, the "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock, Tele-Communications, Inc. Series B Liberty Media Group Common Stock, (collectively, the "Liberty Group Stock"),Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, (collectively, the "TCI Ventures Group Stock").

         The TCI Group Stock is intended to reflect the separate performance of the "TCI Group," which is comprised of TCI's domestic cable and communications business. The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sales relating to programming services, informercials and transaction processing. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         On August 28, 1997, the stockholders of TCI authorized the Board of Directors of TCI (the "Board") to issue the TCI Ventures Group Stock which reflects the separate performance of the TCI Ventures Group. TCI's 85% equity interest in TINTA has been attributed to the TCI Ventures Group along with substantially all of TCI's non-cable and non-programming domestic assets. In connection with the formation of the TCI Ventures Group, the shares of TINTA common stock held by TCI were transferred to TCI Ventures Group, LLC ("TVG LLC"), a wholly-owned subsidiary of TCI, effective October 1, 1997. On September 10, 1997, TCI consummated an exchange offer (the "Exchange Offer") whereby TCI issued 377,322,600 shares of Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and 32,532,800 shares of Tele-Communications, Inc. Series B TCI Ventures Group Common Stock in exchange for 188,661,300 shares of Tele-Communications, Inc. Series A TCI Group Common Stock and 16,266,400 shares of Tele-Communications, Inc. Series B TCI Group Common Stock, respectively.

         Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The Company has reclassified its prior period consolidated balance sheet and consolidated statement of operations to conform to the requirements of SFAS 130. SFAS 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included cumulative foreign currency translation adjustments in other comprehensive earnings that are recorded directly in stockholders' equity. Pursuant to SFAS 130, this item is reflected, net of related tax effects, as a component of comprehensive losses in the Company's consolidated statements of operations, and is included in accumulated other comprehensive earnings in the Company's consolidated balance sheets and statement of stockholders' equity.

         During the three months ended March 31, 1998 and 1997, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Puerto Rico Subsidiary"), and in Buenos Aires, Argentina (through the October 1, 1997 deconsolidation of Cablevision, see note 5).


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         As further described in note 10, the accompanying consolidated statements of operations separately present certain allocated corporate expenses of TCI. Although such allocated corporate expenses are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis, management believes the allocated amounts are reasonable.

         The accompanying interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited financial statements and notes thereto.

         From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the consolidated statements of operations. At March 31, 1998, the Company had no material deferred hedging gains or losses and was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at March 31, 1998, as published in the Wall Street Journal.

(2)      Loss Per Common Share

         Basic earnings (loss) per share ("EPS") is measured as the income or loss attributable to common stockholders divided by the weighted average outstanding common shares for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Potential common shares that have an anti-dilutive effect are excluded from diluted EPS.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The basic and diluted loss attributable to TINTA stockholders per common share was computed by dividing the net loss attributable to TINTA stockholders by the weighted average number of common shares outstanding of TINTA Common Stock for the three months ended March 31, 1998 and 1997 (115.3 million and 118.5 million, respectively). Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At March 31, 1998, there were 15.5 million potential common shares consisting of fixed and nonvested performance awards and convertible securities that could potentially dilute future earnings per share calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TINTA upon the exercise of the fixed and nonvested performance awards and the conversion of TINTA's convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after March 31, 1998.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $8.5 million and $10.6 million during the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was not significant during the three months ended March 31, 1998 and was $1.7 million during the three months ended March 31, 1997.

         The effects of changing the method of accounting for the Company's ownership interest in Flextech p.l.c. ("Flextech"), effective January 1, 1997, from the consolidation method to the equity method (see note
         7) are summarized below (amounts in thousands):

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
                                                                               ==========


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(4)      Acquisitions

         On May 1, 1997, the Puerto Rico Subsidiary paid cash consideration of $12.0 million, and assumed aggregate indebtedness of $32.3 million, to acquire the 50% ownership interest in Caguas/Humacao Cable Systems ("Caguas") which the Company did not already own (the "Caguas Acquisition"). In connection with the Caguas Acquisition, the Puerto Rico Subsidiary entered into a new reducing revolving bank credit facility (the "Puerto Rico Bank Facility") and used borrowings of approximately $45 million thereunder to fund the cash portion of the purchase price and to repay the assumed indebtedness. See note 9.

(5)      Cablevision

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to CEI Citicorp Holdings Sociedad Anonima ("CEI") and T.I. Telefonica Internacional de Espana S.A. (together with CEI, the "Buyers") for cash proceeds of $120.0 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $80.0 million in cash and notes receivable with an aggregate principal amount of $240.0 million, plus accrued interest at London Interbank Offered Rate ("LIBOR"), due within the earlier of two years or at the request of Cablevision's board of directors. The above transactions (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.24%. Pending its use by TINTA, $102 million of proceeds from the Cablevision Sale were loaned to TCI pursuant to an unsecured promissory note. See note 10. TINTA recognized a gain of $48.8 million (excluding related tax expense of $17.1 million) on the Cablevision Sale. TINTA continues to manage Cablevision (pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale), and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.



                                                                     (continued)
                                      I-11

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Prior to 1997 none of Cablevision's post-acquisition operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings (exclusive of the effects of purchase accounting) caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1997, the Company would have allocated an additional $3.5 million during the three months ended March 31, 1997 of Cablevision's net earnings to the minority interest.

         Summarized unaudited results of operations of Cablevision for the three months ended March 31, 1998 are as follows (amounts in thousands):

             Revenue                                             $  62,341
             Operating, selling, general and administrative
                 expenses                                          (38,772)
             Depreciation and amortization                         (13,077)
                                                                 ---------
                 Operating income                                   10,492

             Interest expense, net                                 (17,893)
             Other, net                                              2,752
                                                                 ---------
                 Net loss                                        $  (4,649)
                                                                 =========


(6)      Investment in Telewest

         At March 31, 1998, the Company indirectly owned, through its 50% ownership interest in TW Holdings, L.L.C., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest's ordinary shares was L.0.91 ($1.52) per share at March 31, 1998.

         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and L.0.65 ($1.09) in cash for each share of General Cable. In addition, holders of American Depository Shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and L.3.25 ($5.43) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of L.0.89 ($1.49) on April 14, 1998, the Merger Offer is valued at approximately L.649 million
         ($1.1 billion).


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of L.0.925 ($1.55) per share. U S WEST, Inc. ("U S WEST"), TINTA and Cox Communications, Inc. ("Cox") have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, U S WEST, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at March 31, 1998. In addition, it is anticipated that U S WEST, TINTA, Cox and SBC Communications, Inc. ("SBC") will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to (i) approval by the boards of directors of Telewest and General Cable, (ii) regulatory approval and
         (iii) other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the three months ended March 31, 1998 and 1997, Telewest experienced foreign currency transaction gains (losses) of L.6.6 million ($10.9 million using the applicable exchange rate) and L.(24.1 million) ($40.5 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6500 to 1 and 1.6459 to 1 during the three months ended March 31, 1998 and 1997, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6713 to 1 and 1.6508 to 1 at March 31, 1998 and December 31, 1997, respectively.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


     Summarized unaudited results of operations of Telewest are as follows:


                                                Three months ended
                                                    March 31,
                                             ------------------------
                                               1998           1997
                                             ----------     ---------
                                               amounts in thousands
Revenue                                      $ 182,200        147,876
Operating, selling, general and
   administrative expenses                    (139,697)      (135,983)
Depreciation and amortization                  (87,983)       (72,014)
                                             ---------      ---------

      Operating loss                           (45,480)       (60,121)

Share of losses of affiliates                  (11,062)        (8,144)
Interest expense, net                          (68,690)       (45,656)
Foreign currency transaction gain (loss)
                                                10,940        (40,525)
Other, net                                         891           (126)
                                             ---------      ---------

      Net loss                               $(113,401)      (154,572)
                                             =========      =========


(7)      Investments in Other Affiliates

         The Company's affiliates other than Telewest and Cablevision that are accounted for using the equity method (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries. Most of the Other Affiliates have incurred net losses since their respective inception dates. As such, substantially all of the Other Affiliates are dependent upon external sources of financing and capital contributions in order to meet their respective liquidity requirements.

         The Company has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At March 31, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $98 million.

         Certain of the Other Affiliates are general partnerships and any subsidiary of the Company that is a general partner in a general partnership could be liable, depending upon the applicable partnership law, for all debts of that partnership to the extent liabilities of that partnership were to exceed its assets.

         Agreements governing the Company's investment in certain of the Other Affiliates contain (i) buy-sell and other exit arrangements whereby the Company could be required to purchase another investor's ownership interest and (ii) performance guarantees whereby the Company has guaranteed the performance of the Company's subsidiary that directly holds the related investment.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The following table reflects the Company's carrying value (including receivables) of the Other Affiliates:

                                                  March 31,   December 31,
                                                    1998          1997
                                                  --------    ------------
                                                   amounts in thousands
Flextech (a)                                      $259,091      261,453
Liberty/TINTA LLC
  ("Liberty/TINTA")(b)                             133,541      127,574
MultiThematiques S.A
   ("MultiThematiques")                             69,419       68,335
Jupiter Telecommunications Co., Ltd.
   ("Jupiter")                                      48,337       49,197
Bresnan International Partners (Poland), L.P.       25,196       26,110
United International Investments                    23,744       26,966
Bresnan International Partners (Chile), L.P.        18,626       22,863
Jupiter Programming Co., Ltd. ("JPC")               16,162       15,582
Other                                                4,311        4,245
                                                  --------     --------

                                                  $598,427      602,325
                                                  ========     ========

(a)      Flextech

         At March 31, 1998, the Company owned 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, approximately 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the
         L.5.40 ($9.03) per share closing price at March 31, 1998 of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of L.313 million ($523 million) at March 31, 1998.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         In January 1997, the Company reduced its voting interest in Flextech to 50% by issuing to a nominee an irrevocable proxy (the "Proxy") to vote 960,850 Flextech Ordinary Shares at any shareholder meeting to be held through December 31, 1997. In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "Principal Joint Venture" and the "Second Joint Venture", collectively, the "BBC Joint Ventures") and entered into certain related transactions. The consummation of the BBC Joint Ventures and related transactions resulted in, among other things, a reduction of TINTA's ownership interest in Flextech to 35.9% and the issuance to TINTA by Flextech of a special voting share (the "Special Voting Share"). The Special Voting Share when combined with TINTA's other share capital in Flextech allows TINTA to cast 50% of the votes on most matters brought to the shareholders of Flextech for vote. The Special Voting Share will terminate upon the occurrence of the earlier of (i) the third anniversary of issuance or (ii) any transfer of Flextech shares by the Company outside a specified affiliated group. In light of the Company's decreased voting interest in Flextech, the Company, effective January 1, 1997, ceased to consolidate Flextech and began to account for Flextech using the equity method of accounting.

         Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture, and is obligated to provide the Principal Joint Venture with a primary credit facility of L.88 million ($147 million) and, subject to certain restrictions, a standby credit facility of L.30 million ($50 million). Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to L.10 million ($17 million). If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

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


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

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

(b)      Liberty/TINTA LLC

         Subsidiaries of TINTA and Liberty Media Corporation ("Liberty") own equal parts of Liberty/TINTA. During 1996, Liberty/TINTA and News Corporation Limited ("News Corp.") formed a joint venture including a number of partnerships or other entities under common ownership, ("Fox Sports International"), to operate currently existing sports services in Latin America and Australia and a variety of new sports services throughout the world, excluding the United States, Canada and certain other defined geographic areas.

         During the third quarter of 1997, Fox Sports International distributed
         (i) its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. On October 2, 1997 TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. As of March 31, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at some future date.


Other

Asia Business News (Singapore) PTE Ltd.

On December 31, 1997, the Company surrendered all of its shares of Asia Business News (Singapore) PTE Ltd. ("ABN") in exchange for a $25 million unsecured note receivable from ABN (the "ABN Note"). The ABN Note is due on December 31, 2012. Interest accrues on the ABN Note beginning December 31, 1999 at the rate of 7% per annum. Due to uncertainty regarding collection of the ABN Note, the Company recorded the ABN Note at an amount equal to its investment in ABN as of the date of conversion. No gain was recognized on the above transaction. The ABN Note has been included with "Other investments" in the accompanying consolidated balance sheets.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

The following table reflects the Company's share of losses of the Other
Affiliates:


                                                  Three months ended
                                                       March 31,
                                                 --------------------
                                                   1998         1997
                                                 --------------------
                                                 amounts in thousands
Jupiter                                          $ 5,626       4,098
MultiThematiques                                   5,112       2,225
JPC                                                3,262       3,081
Liberty/TINTA                                      2,943       3,218
ABN                                                 --         3,457
Other                                              5,591       6,367
                                                 -------     -------
                                                 $22,534      22,446
                                                 =======      ======


Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the Company used the equity method to account for its investments in the Other Affiliates are as follows:

                                           Three months ended March 31, 1998
                                   ----------------------------------------------------
                                                              Latin America
                                               Asia and          and the
                                    Europe    Australia(a)    Caribbean (b)    Total
                                   --------  --------------  ---------------  -------
                                               amounts in thousands
Combined Operations
Revenue                             $ 84,934      45,911           --         130,845
Operating, selling, general and
   administrative expenses           (95,197)    (59,957)          (196)     (155,350)
Depreciation and amortization         (5,945)       (763)           (85)       (6,793)
                                    --------    --------       --------      --------

        Operating loss               (16,208)    (14,809)          (281)      (31,298)

Interest  income (expense), net        1,474        (635)        (1,361)         (522)
Other, net                           (12,318)      1,245         (4,749)      (15,822)
                                    --------    --------       --------      --------

        Net loss                    $(27,052)    (14,199)        (6,391)      (47,642)
                                    ========    ========       ========      ========


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


                                           Three months ended March 31, 1997
                                   ---------------------------------------------------
                                                              Latin America
                                                Asia and        and the
                                     Europe    Australia(a)   Caribbean (b)     Total
                                    --------  -------------  ---------------   -------
                                                 amounts in thousands
Combined Operations
Revenue                             $ 60,499       50,837          3,484       114,820
Operating, selling, general and
   administrative expenses           (77,551)     (56,652)        (2,086)     (136,289)
Depreciation and amortization         (6,457)     (10,186)          (856)      (17,499)
                                    --------     --------       --------      --------
        Operating income (loss)      (23,509)     (16,001)           542       (38,968)

Interest expense, net                   (558)      (2,883)        (1,918)       (5,359)
Other, net                               276         (966)        (6,797)       (7,487)
                                    --------     --------       --------      --------

        Net loss                    $(23,791)     (19,850)        (8,173)      (51,814)
                                    ========     ========       ========      ========

----------

(a) The summarized operating results of ABN are included in the combined operations through December 31, 1997, the date the Company surrendered all of its shares of ABN in exchange for the ABN Note. See related discussion above. The summarized operating results of Sky Network Television New Zealand, Ltd. ("Sky") are included in the combined operations through September 26, 1997, the date that the Company sold its interest in Sky.

(b) The summarized operating results of Caguas are included in the combined operations through May 1, 1997, the date that the Company acquired the 50% ownership in Caguas which the Company did not already own. See note 4.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(8)      Other Investments

         The components of other investments are set forth below:


                    March 31,    December 31,
                      1998          1997
                    ---------    ------------
                    amounts in thousands
DTH Ventures (a)     $26,484        24,933
Other (b)              7,369         8,079
                     -------       -------

                     $33,853        33,012
                     =======       =======

         (a)      DTH Ventures

                  TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through March 31, 1998, TINTA had contributed $26.5 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions to the DTH Ventures. In addition, as of March 31, 1998, TINTA had guaranteed $16.8 million of the DTH Ventures' financial obligations.

         (b)      Other

                  On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

(9)      Debt

         The components of debt are as follows:


                                 March 31,    December 31,
                                   1998           1997
                                 --------     ------------
TINTA:                             amounts in thousands
  Convertible Subordinated
Debentures (a)                   $345,000      345,000

Subsidiary:
  Puerto Rico Subsidiary (b)       45,037       45,042
                                 --------     --------

                                 $390,037      390,042
                                 ========     ========


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


    (a) On February 8, 1996, TINTA received net cash proceeds of approximately $336 million from the issuance of 4-1/2% Convertible Subordinated Debentures due 2006 having an aggregate principal amount of $345 million (the "Debentures"). The Debentures are convertible into shares of Series A Common Stock at a price of $27.30 per share of Series A Common Stock, subject to anti-dilution adjustments. Interest on the Debentures is payable on February 15 and August 15 of each year. The Debentures are redeemable by TINTA in whole or in part, at any time on or after February 15, 1999. Pending its use by TINTA, the net proceeds from the sale of the Debentures were initially loaned to TCI pursuant to an unsecured promissory note. See note 10.

    (b) At March 31, 1998, the Puerto Rico Subsidiary had amounts outstanding under the Puerto Rico Bank Facility of $45.0 million. The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.75% at March 31, 1998). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

    With the exception of the Debentures, which had a fair value of $310.5 million at March 31, 1998, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at March 31, 1998.


                                                                   (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(10)     Related Party Transactions

         Due from related parties

         The components of "Due from (to) related parties" are as follows:

                                               March 31,     December 31,
                                                 1998           1997
                                               ---------     ------------
                                                  amounts in thousands
         TVG LLC Note Receivable (a)           $ 63,251        88,707
         TVG LLC Credit Facility (b)                --            --
         Non-Cash Intercompany Account (c)       (6,723)       (4,823)
         Cash Intercompany Account (d)           (4,976)       (5,772)
                                               --------      --------
                                               $ 51,552        78,112
                                               ========      ========

         (a) Proceeds from the Debentures and the Cablevision Sale were loaned to TCI pursuant to a note receivable pending their use by TINTA. In December 1997, amounts outstanding under such note receivable from TCI were assigned to TVG LLC (the "TVG LLC Note Receivable"). The TVG LLC Note Receivable bears interest at variable rates (6.2% at March 31, 1998). Principal and interest is due and payable as mutually agreed from time to time by TVG LLC and TINTA. During the three months ended March 31, 1998 and 1997, interest income related to the TVG LLC Note Receivable aggregated $1.2 million and $2.4 million, respectively.

         (b) The revolving subordinated credit agreement with TVG LLC, as creditor, and TINTA, as borrower, (the "TVG LLC Credit Facility") is a subordinated unsecured revolving credit facility that initially provided for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the TVG LLC Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under TVG LLC Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the TVG LLC Credit Facility to September 10, 2002, at which time all borrowings, together with all accrued interest thereon, will be payable and the parties reduced the interest rate on TVG LLC Credit Facility from 13% to 10%. If at any time TVG LLC shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the TVG LLC Credit Facility upon two business days prior notice to TINTA. There were no borrowings outstanding pursuant to the TVG LLC Credit Facility at March 31, 1998 and December 31, 1997. The TVG LLC Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $188,000 during each of the three month periods ended March 31, 1998 and 1997.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


     (c) At March 31, 1998, the non-cash intercompany account (the "Non-Cash Intercompany Account") with TVG LLC was comprised of $12.8 million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $6.1 million due from TVG LLC with respect to the allocation of current intercompany income tax benefits pursuant to a tax sharing agreement as described below. The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation liability, will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations. Amounts included in the Non-Cash Intercompany Account are non-interest bearing.

     (d) Amounts included in the cash intercompany account (the "Cash Intercompany Account") with TVG LLC are required to be settled within 30 days following notification. Any payable amounts that remain outstanding after such 30-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TVG LLC Credit Facility. Amounts included in the Cash Intercompany Account are non-interest bearing.

     Other Related Party Transactions

     Certain key employees of TINTA hold stock options with tandem stock appreciation rights ("SARs") with respect to certain common stock of TCI. Estimates of the compensation expense relating to SARs have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the vesting and market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to SARs resulted in increases (decreases) to TINTA's share of TCI's stock compensation liability of $4.4 million and $(60,000) for the three months ended March 31, 1998 and 1997, respectively. Such compensation adjustments are included in corporate general and administrative costs and expenses in the accompanying consolidated statements of operations. In addition, for the three months ended March 31, 1998, TINTA made cash payments relating to its share of TCI's stock compensation obligations of $4.2 million.

     Corporate expenses are allocated to TINTA based upon the cost of general and administrative services provided. Through September 9, 1997, such corporate expenses were allocated pursuant to a services agreement between TINTA and TCI. In connection with the September 10, 1997 consummation of the Exchange Offer, TCI attributed its rights and obligations under such services agreement to TVG LLC. The amounts allocated to the Company for the three months ended March 31, 1998 and 1997 aggregated $498,000 and $416,000, respectively.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $1.5 million and $1.3 million during the three months ended March 31, 1998 and 1997, respectively. Such programming charges are included in operating costs and expenses in the accompanying consolidated statements of operations.

         As further described in note 5, effective October 1, 1997, the Company ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the three months ended March 31, 1997, such charges aggregated $3.3 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $700,000 during the three months ended March 31, 1997. The above-described programming and general and administrative charges are included in operating costs and expenses in the accompanying consolidated statements of operations.

         During 1996, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offer. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of (pound)998,000 ($1.7 million), plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the three months ended March 31, 1997, (i) the U.S. dollar equivalent of interest expense incurred with respect to the TVG LLC Promissory Note was $392,000, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $859,000, and (iii) the Company experienced foreign currency transaction gains of $922,000 with respect to the TVG LLC Promissory Note.

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



                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


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


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


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

(11)     Commitments and Contingencies

         The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $42 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

         For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 6, 7 and 8.

         As described in note 7, the Company has significant contingent obligations with respect to certain credit enhancements that were provided by the Company upon the closing of the BBC Joint Ventures and related transactions.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). The Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act, and as a result, the Puerto Rico Subsidiary's basic and tier service rates and its equipment and installation charges (the "Regulated Services") could be subject to the jurisdiction of local franchising authorities and the FCC. The regulations established permissible rates that could be charged by cable operators for Regulated Services. The regulations further provide for the methodology for increasing rates generally allowing for recovery of costs beyond the control of the cable operator (e.g. inflation and programming costs).

         On March 15, 1998, the Puerto Rico Telecommunications Regulatory Board, the local franchising authority, notified the Puerto Rico Subsidiary that it was certified to regulated rates for Regulated Services. The Puerto Rico Subsidiary has submitted its initial rate forms. The board has requested additional forms and the Puerto Rico Subsidiary has applied for an extension for delivery of these additional forms. The Puerto Rico Subsidiary anticipates justifying its rates for Regulated Services using the cost of service methodology permitted under the regulations. The rates for Regulated Services will be reviewed in two franchise areas. By an Order from the FCC, released May 1, 1998, twenty-one franchise areas served by the Puerto Rico Subsidiary are subject to effective competition and, therefore, exempt from rate regulation. If, as a result of the review process, the Puerto Rico Subsidiary cannot substantiate its rates in the franchise areas being reviewed, the Puerto Rico Subsidiary could be required to retroactively reduce its rates in such franchise areas to the appropriate level and refund the excess portion of rates received.

         During the three months ended March 31, 1998, TCI continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of TINTA's products. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

         As of March 31, 1998, TCI had inventoried substantially all of its systems and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TINTA's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of TINTA's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCI began efforts to assess potential year 2000 issues of TINTA's affiliated companies that are not managed by TINTA and continued to have formal communications with its principal vendors to determine their year 2000 readiness.


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         TCI completed a preliminary assessment of its systems and related software that support TINTA's financial applications. For those financial systems and software which will continue to be utilized by TINTA beyond the year 1999, TINTA has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of Tinta's financial applications is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCI completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCI has completed an initial assessment of its business systems, including networks, engineering systems and facilities and related software supporting the distribution of TINTA's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCI anticipates that such systems will be remediated or replaced prior to the year 2000.

         Significant third party vendors whose systems are critical to TINTA's operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TINTA if such vendors fail to remediate their year 2000 issues.

         TCI's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness. Management of TCI has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on TINTA's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure TINTA's year 2000 readiness will not have an adverse effect on TINTA's financial position. Additionally, there can be no assurance that TINTA's systems or the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by TINTA or other companies will not have an adverse effect on the its financial position.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

Management's Discussion and Analysis  of Financial Condition and
     Results of Operations

General

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements, included elsewhere herein, and the Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to trends, risks and uncertainties affecting the Company's results of operations and financial condition, the following discussion addresses only changes in such matters that have occurred during 1998 through the date of this Quarterly Report on Form 10-Q.

         Certain statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, rapid technological changes, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; changes in exchange rates; changes in repatriation rights; governmental upheaval; bribery and corruption; loss of control of operations; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


Material Changes in Results of Operations

        As further described in note 5 to the accompanying consolidated financial statements, the October 9, 1997 sale of a portion of TINTA's 51% interest in Cablevision reduced TINTA's interest in Cablevision to 26.24%. As a result of the Cablevision Sale, the Company, effective October 1, 1997, ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

        The following table sets forth summary information with respect to Cablevision's results of operations for the three months ended March 31, 1997 (dollar amounts in thousands):

        Revenue                 $ 56,250
        Operating costs and
            expenses             (33,046)
        Depreciation and
            amortization         (12,780)
                                --------
        Operating income        $ 10,424
                                ========


         Revenue

         Revenue decreased $53.1 million or 81% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Cablevision. Revenue of the Puerto Rico Subsidiary increased $4.8 million or 70% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such increase is due primarily to the Caguas Acquisition ($4.0 million) and a 9% increase in the average number of the Puerto Rico Subsidiary's basic customers (exclusive of the basic customers acquired in the Caguas Acquisition).

         Operating Costs and Expenses

         Operating costs and expenses decreased $30.5 million or 81% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the deconsolidation of Cablevision. Operating costs and expenses of the Puerto Rico Subsidiary increased $2.6 million or 57% during the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is due primarily to the Caguas Acquisition ($2.2 million) and increased programming costs.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The Puerto Rico Subsidiary purchases programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of the Puerto Rico Subsidiary.

         TINTA incurred corporate, general and administrative expenses of $10.6 million and $2.8 million during the three months ended March 31, 1998 and 1997, respectively, of which $4.9 million and $356,000 were allocated from related parties. General and administrative allocations from related parties are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases (decreases) aggregated $8.0 million and $(34,000) during the three months ended March 31, 1998 and 1997, respectively, and include increases (decreases) in the Company's share of TCI's stock compensation liability of $4.4 million and $(60,000), respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

         Depreciation and amortization expense decreased $13.2 million or 84% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is the result of the deconsolidation of Cablevision, which was partially offset by an increase in depreciation and amortization expense of the Puerto Rico Subsidiary. The increase in depreciation and amortization expense of the Puerto Rico Subsidiary is primarily the result of the Caguas Acquisition.

         Other Income and Expense

         Telewest has incurred losses since its inception. The Company's share of Telewest's net losses decreased $11.5 million or 28% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the net effects of (i) changes in foreign currency transaction gains and losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of (pound)6.6 million ($10.9 million using the applicable exchange rate) and (pound)(24.1 million) ($40.5 million using the applicable exchange rate) during the three months ended March 31, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         As described in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. TINTA's share of Cablevision's net losses for the three months ended March 31, 1998 was $3.2 million.

         The Company's share of losses of the Other Affiliates remained relatively constant during the three month periods ended March 31, 1998 and 1997, as increased losses for MultiThematiques and Jupiter were partially offset by a reduction in the Company's share of ABN's losses. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, TINTA no longer accounts for ABN under the equity method of accounting. The Company expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information concerning the Other Affiliates, see note 7 to the accompanying consolidated financial statements.

         Interest expense decreased $3.7 million or 39% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is due to a reduction in interest expense that is attributable to the deconsolidation of Cablevision and the payment in 1997 of all remaining amounts due to MultiThematiques. Such decreases were partially offset by an increase in interest expense attributable to the Puerto Rico Bank Facility.

         Interest income decreased $1.3 million or 41% during the three month period ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is due primarily to decreases in the outstanding balance of the TVG LLC Note Receivable and a decrease in the Company's cash and cash equivalents.

         On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

         Income Taxes

         The Company's income tax benefit was $19.4 million and $26.3 million during the three months ended March 31, 1998 and 1997, respectively. The effective tax rates associated with such benefits were 34% and 44%, respectively. See note 10 to the accompanying consolidated financial statements.

         Net Losses

         The Company reported net losses of $38.0 million and $33.5 million during the three months ended March 31, 1998 and 1997, respectively. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such customer base increases will occur.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

Material Changes in Financial Condition

         On April 15, 1998, it was announced that Telewest and General Cable had agreed to the terms of a Merger Offer in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.09) in cash for each share of General Cable. In addition, holders of General Cable ADSs (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.43) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.49) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.55) per share. U S WEST, TINTA and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, U S WEST, TINTA and Cox hold 67.9% of the issued and outstanding Telewest ordinary shares at March 31, 1998. In addition, it is anticipated that U S WEST, TINTA, Cox and SBC will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to (i) approval by the board of directors of Telewest and General Cable, (ii) regulatory approval and (iii) other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         TINTA expects to have substantial capital requirements for the foreseeable future because its businesses and investments consist of entities which require the acquisition, ownership, development and operation of broadband cable television and telephony distribution networks and new programming services. Many of TINTA's subsidiaries and affiliates are incurring substantial costs as they build or rebuild their cable networks or develop and acquire programming. Until such companies begin generating profits and positive cash flow from operating activities, they will need additional capital to fund capital expenditures and working capital requirements. TINTA and its consolidated subsidiaries have commitments under various partnership and other agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. The Company is not able to more precisely predict the timing or amount of the future funding requirements of its affiliates because such future cost requirements are dependent upon a variety of factors.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require the availability of substantial additional funds. Although TINTA had, at March, 31 1998, (i) $63 million due from TVG LLC pursuant to the TVG LLC Note Receivable, (ii) $200 million of borrowing availability pursuant to the TVG LLC Credit Facility and (iii) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         TINTA held cash and cash equivalents of $685,000 at March 31, 1998. TINTA believes that such cash and cash equivalents, amounts due under the TVG LLC Note Receivable, borrowing availability pursuant to the TVG LLC Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates will be sufficient for the next year to fund the Company's (i) commitments to its affiliates and (ii) working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The Company's consolidated operating activities provided (used) cash of $(8.7 million) and $11.7 million during the three months ended March 31, 1998 and 1997, respectively. As discussed in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, Cablevision's cash flows are no longer included in the Company's consolidated statements of cash flows. During the three months ended March 31, 1997, Cablevision's operating activities provided cash of $5.2 million.

         During the three months ended March 31, 1998 and 1997, cash used by the Company's investing activities aggregated $14.9 million and $45.0 million, respectively. Such amounts include $31.1 million and $11.7 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See note 7 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

         Many of TINTA's interests in its subsidiaries and affiliates are governed by partnership and other agreements that require it to contribute capital or make loans to such subsidiaries or affiliates. The failure of TINTA to meet its capital commitments to a particular operating company may have adverse consequences to it and therefore to TINTA.

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of March 31, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         At March 31, 1998, the Company had aggregate debt of $390.0 million, of which $45.0 million (11.5%) bears interest at variable rates. Accordingly, in an environment of rising interest rates, the Company would experience an increase in interest expense. For additional information concerning the terms of such debt, see note 9 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On October 2, 1997, the Company purchased a 5% interest in Torneos for $12 million. As of March 31, 1998 TINTA had made contributions to Torneos on behalf of Liberty/TINTA of $48 million. It is anticipated that Liberty's portion of such capital calls will be repaid to TINTA either in cash or other economic consideration to be determined at some future date.

         The Company has significant contingent obligations with respect to guarantees, credit enhancements and other contingent obligations arising from its ownership interests in affiliates and other matters. The Company also has consummated certain transactions and entered into certain agreements which have impacted or may, in the future, impact the Company's liquidity and capital resources. For additional information, see notes 6, 7 and 11 to the accompanying consolidated financial statements.

         During the three months ended March 31, 1998, the Puerto Rico Subsidiary had capital expenditures of $2.8 million. Although the Company expects that its future capital expenditure requirements with respect to the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of the Puerto Rico Subsidiary generally will be sufficient to satisfy its foreseeable capital expenditure requirements. In this regard, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility in connection with the Caguas Acquisition. See note 9 to the accompanying consolidated financial statements.

         On October 9, 1997, the Company sold a portion of its 51% interest in Cablevision for cash proceeds of $120.0 million. The Cablevision Sale reduced TINTA's interest in Cablevision to 26.4%. The Company recognized a $48.8 million gain on the Cablevision Sale. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         Pending its use by TINTA, $102 million of proceeds from the Cablevision Sale were loaned to TCI pursuant to an unsecured promissory note. In December 1997, amounts outstanding under such promissory note were assigned to TVG LLC. Amounts outstanding under the TVG LLC Note Receivable ($63 million at March 31,
1998) bear interest at variable rates (6.2% at March 31, 1998). Principal and interest are due and payable as mutually agreed from time to time by TVG LLC and TINTA.

         On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27 - Financial Data Schedule

         (b) Reports on Form 8-K filed during quarter ended March 31, 1998 - none

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS INTERNATIONAL, INC.





Date:        May 14, 1998               By: /s/ David J. Evans
                                           ------------------------------------
                                           David J. Evans
                                           President and Chief Executive Officer




Date:        May 14, 1998               By:  /s/ Graham Hollis
                                            ------------------------------------
                                            Graham Hollis
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule