Form 10-Q
period 1998-06-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1998-08-13
CIK 945027

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                  F O R M 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from       to
                                                             -----    -----

Commission File Number 0-26264


                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
            -------------------------------------------------------
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
         The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of July 31, 1998, was:

                      Series A common stock - 103,640,680 shares; and
                        Series B common stock - 11,700,000 shares.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets

                                   (unaudited)


                                                              June 30,    December 31,
                                                                1998          1997
                                                             ----------   ------------
Assets                                                          amounts in thousands
Cash and cash equivalents (note 3)                           $    1,024             --

Trade and other receivables, net                                  1,332          5,065

Investment in Telewest Communications plc
  ("Telewest"), accounted for under the equity
  method (note 6)                                               263,381        324,417

Investment in Cablevision S.A. ("Cablevision"),
  accounted for under the equity method (note 5)                231,957        239,379

Investment in other affiliates, accounted for
   under the equity method, and related
   receivables (note 7)                                         597,298        602,325

Other investments (note 8)                                       52,214         33,012

Property and equipment, at cost:
   Land                                                             415            415
   Distribution systems                                          82,447         78,185
   Support equipment and buildings                               11,997         11,269
                                                             ----------   ------------
                                                                 94,859         89,869
   Less accumulated depreciation                                 36,078         32,348
                                                             ----------   ------------
                                                                 58,781         57,521
                                                             ----------   ------------
Franchise costs and other intangible assets                      77,759         76,890
   Less accumulated amortization                                 12,490         11,494
                                                             ----------   ------------
                                                                 65,269         65,396
                                                             ----------   ------------
Deferred income tax asset                                        94,494         54,547

Deferred financing costs and other assets,
   net of amortization                                           10,540         12,338
                                                             ----------   ------------
                                                             $1,376,290      1,394,000
                                                             ==========   ============


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued

                                   (unaudited)


                                                          June 30,       December 31,
                                                            1998             1997
                                                       -------------     ------------
Liabilities and Stockholders' Equity                        amounts in thousands,
                                                             except share amounts
Cash overdraft                                         $          --            1,003

Accounts payable                                               1,029              672

Accrued liabilities                                           17,984           19,490

Debt (note 9)                                                390,023          390,042

Other liabilities                                             22,869           18,482
                                                       -------------      -----------
         Total liabilities                                   431,905          429,689
                                                       -------------      -----------
Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized 10,000,000 shares; none issued                   --               --
   Series A Common Stock, $1 par value
      Authorized 300,000,000 shares, issued
      107,022,880                                            107,023          106,998
   Series B Common Stock, $1 par value
      Authorized 12,000,000 shares, issued
      11,700,000 shares                                       11,700           11,700
   Additional paid-in capital                              1,286,245        1,285,904
   Accumulated deficit                                      (407,195)        (325,805)
   Accumulated other comprehensive earnings,
      net of taxes (note 1)                                    2,269            5,640
                                                       -------------      -----------
                                                           1,000,042        1,084,437
   Treasury stock, at cost, 3,382,200 shares and
      3,370,000 shares of Series A Common Stock
      in 1998 and 1997                                       (42,216)         (42,014)
   Due from related parties (note 10)                        (13,441)         (78,112)
                                                       -------------      -----------
         Total stockholders' equity                          944,385          964,311
                                                       -------------      -----------
Commitments and contingencies
   (notes 6, 7, 8, 10 and 11)
                                                       $   1,376,290        1,394,000
                                                       =============      ===========


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                         ------------------------      ------------------------
                                                           1998            1997          1998             1997
                                                         ---------      ---------      ---------        -------
                                                                            amounts in thousands

Revenue                                                  $  13,128         68,545      $  25,672        134,156

Operating costs and expenses:
   Operating:
      Charges from related parties (note 10)                 1,302          6,595          2,768         11,875
      Other                                                  5,833         34,139         11,561         66,544

   Corporate general and administrative:
      Allocated from related parties (note 10)               1,527          2,257          6,435          2,613
      Other                                                  4,350          2,729         10,047          5,167
   Depreciation and amortization                             2,314         16,423          4,790         32,136
                                                         ---------      ---------      ---------      ---------
                                                            15,326         62,143         35,601        118,335
                                                         ---------      ---------      ---------      ---------

        Operating income (loss)                             (2,198)         6,402         (9,929)        15,821

Other income (expense):
   Share of losses of Telewest (note 6)                    (33,498)       (31,750)       (63,717)       (73,458)
   Share of losses of Cablevision (note 5)                  (4,386)            --         (7,591)            --
   Share of losses of other affiliates (note 7)            (22,872)       (26,342)       (45,406)       (48,788)
   Interest expense:
      Related parties (note 10)                               (187)          (584)          (375)        (1,164)
      Other                                                 (5,333)        (9,052)       (10,888)       (17,910)
   Interest income:
      Related parties (note 10)                                407          1,306          1,637          3,752
      Other                                                    463            691          1,099          1,407
   Gain on disposition of assets (note 8)                       --             --          9,165             --
   Minority interests' share of earnings                        --         (4,333)            --         (4,333)
   Other, net                                                  (68)         3,147            969          4,398
                                                         ---------      ---------      ---------      ---------
                                                           (65,474)       (66,917)      (115,107)      (136,096)
                                                         ---------      ---------      ---------      ---------

        Loss before income taxes                           (67,672)       (60,515)      (125,036)      (120,275)

Income tax benefit                                          24,291         28,473         43,646         54,778
                                                         ---------      ---------      ---------      ---------

        Net loss                                         $ (43,381)       (32,042)       (81,390)       (65,497)
                                                         =========      =========      =========      =========

Basic and diluted net loss per common share (note 2)     $    (.38)          (.28)          (.71)          (.56)
                                                         =========      =========      =========      =========

Comprehensive loss (note 1)                              $ (47,908)       (21,731)       (84,761)       (76,118)
                                                         =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity

                         Six months ended June 30, 1998

                                   (unaudited)

                                            Common Stock          Additional
                           Preferred    ----------------------     paid-in      Accumulated
                             stock      Series A      Series B     capital         deficit
                           ----------   --------      --------    ----------   ------------
                                                                          amounts in thousands

Balance at January 1, 1998 $       --    106,998        11,700     1,285,904       (325,805)

     Net loss                      --         --            --            --        (81,390)
     Repurchase of
       common shares               --         --            --            --             --
     Issuance of common
       shares in
       connection with
       exercise of stock
       options                     --         25            --           341             --
     Foreign currency
       translation
       adjustment                  --         --            --            --             --
     Change in due from
       related parties
       (note 10)                   --         --            --            --             --
                           ----------   --------     ---------     ---------     ----------

Balance at June 30, 1998   $       --    107,023        11,700     1,286,245       (407,195)
                           ==========   ========     =========     =========     ==========


See accompanying notes to consolidated financial statements.

                             Accumulated
                               other
                            comprehensive                     Due from      Total
                             earnings,      Treasury stock,   related   stockholders'
                            net of taxes        at cost       parties     equity
                            -------------   ---------------   --------  -------------
Balance at January 1, 1998          5,640           (42,014)   (78,112)       964,311

     Net loss                          --                --         --        (81,390)
     Repurchase of
       common shares                   --              (202)        --           (202)
     Issuance of common
       shares in
       connection with
       exercise of stock
       options                         --                --         --            366
     Foreign currency
       translation
       adjustment                  (3,371)               --         --         (3,371)
     Change in due from
       related parties
       (note 10)                       --                --     64,671         64,671
                            -------------   ---------------   --------      ---------

Balance at June 30, 1998            2,269           (42,216)   (13,441)       944,385
                            =============   ===============   ========      =========


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows


                                   (unaudited)




                                                                                    Six months ended
                                                                                        June 30,
                                                                                  ---------------------
                                                                                    1998         1997
                                                                                  --------     ---------
                                                                                    amounts in thousands
                                                                                       (see note 3)
Cash flows from operating activities:
  Net loss                                                                        $(81,390)      (65,497)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                4,790        32,136
        Stock compensation                                                          10,515         1,831
        Payment of obligation relating to stock compensation                       (14,461)           --
        Share of losses of Telewest                                                 63,717        73,458
        Share of losses of Cablevision                                               7,591            --
        Share of losses of other affiliates                                         45,406        48,788
        Gain on disposition of assets                                               (9,165)           --
        Minority interests' share of earnings                                           --         4,333
        Other non-cash charges (credits)                                              (236)        1,581
        Deferred income tax benefit                                                (36,330)      (55,221)
        Intercompany tax allocation                                                 (7,412)       (7,465)
        Changes in operating assets and liabilities, net of the effect of the deconsolidation of Flextech p.l.c.:
             Change in receivables                                                   3,733           577
              Change in payables, accruals, other liabilities and the cash intercompany account included
                 in due from related parties                                        (4,091)       (8,927)
                                                                                  --------      --------
                     Net cash provided by (used in) operating activities
                                                                                  $(17,333)       25,594
                                                                                  --------      --------

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                Consolidated Statements of Cash Flows, continued


                                   (unaudited)


                                                                             Six months ended
                                                                                June 30,
                                                                          ---------------------
                                                                            1998         1997
                                                                          --------     ---------
                                                                            amounts in thousands
                                                                                (see note 3)
Cash flows from investing activities:
    Investments in and loans to affiliates and others                     $(81,404)      (58,666)
    Proceeds from disposition of assets                                     10,000            --
    Capital expended for property and equipment                             (4,986)      (26,080)
    Cash paid for acquisitions                                                  --       (11,993)
    Repayments received on loans to affiliates                              13,548        19,598
    Effect of the deconsolidation of Flextech p.l.c. on cash and cash
       equivalents                                                              --       (38,142)
    Other, net                                                              (1,300)          340
                                                                          --------      --------

                 Net cash used in investing activities                     (64,142)     (114,943)
                                                                          --------      --------

Cash flows from financing activities:
    Repayments received on loan to related party                            83,357       122,782
    Borrowings of debt                                                          --       175,869
    Repayments of debt                                                         (19)     (205,555)
    Repurchases of common stock                                               (202)      (42,014)
    Proceeds from issuance of common stock                                     366            --
    Payment of deferred financing costs                                         --          (950)
    Change in cash overdraft                                                (1,003)           --
                                                                          --------      --------

                 Net cash provided by financing activities                  82,499        50,132
                                                                          --------      --------

                 Net increase (decrease) in cash and
                    cash equivalents                                         1,024       (39,217)

                 Cash and cash equivalents:
                    Beginning of period                                         --        44,192
                                                                          --------      --------

                    End of period                                         $  1,024         4,975
                                                                          ========      ========



See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                                  June 30, 1998

                                   (unaudited)
 (1)     Basis of Presentation

         Tele-Communications International, Inc. ("TINTA" or the "Company"), a majority-owned subsidiary of Tele-Communications, Inc. ("TCI"), operates multi-channel video and telecommunications distribution networks in, and provides diversified programming services to, selected markets outside the United States.

         TINTA's common stock, par value $1.00 per share is comprised of Tele-Communications International Inc. Series A Common Stock ("Series A Stock") and Tele-Communications International Inc. Series B Common Stock ("Series B Stock" and together with Series A Stock, the "Common Stock"). At June 30, 1998, TCI owned approximately 85% of the aggregate issued and outstanding TINTA Common Stock and 92% of the aggregate voting interest represented by the TINTA Common Stock.

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

                                                                     (continued)
                                      I-7

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

         During the six months ended June 30, 1998 and 1997, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Puerto Rico Subsidiary"), and in Buenos Aires, Argentina (through the October 1, 1997 deconsolidation of Cablevision, see note 5).

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


                                                                     (continued)
                                      I-8

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

        From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the consolidated statements of operations. At June 30, 1998, the Company had no material deferred hedging gains or losses and was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

        The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"), which is effective for all fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that all derivative instruments be reported as assets or liabilities and measured at their fair values. Under SFAS 133, changes in the fair values of derivative instruments are recognized immediately in earnings unless those instruments qualify as hedges of the (1) fair values of existing assets, liabilities, or firm commitments, (2) variability of cash flows of forecasted transactions, or (3) foreign currency exposures of net investments in foreign operations. Although management of the Company has not completed its assessment of the impact of SFAS 133 on its consolidated results of operations and financial position, management estimates that the impact of SFAS 133 will not be material.

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

                                                                     (continued)
                                      I-9

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at June 30, 1998, as published in the Wall Street Journal.

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

         The basic and diluted loss attributable to TINTA stockholders per common share was computed by dividing the net loss attributable to TINTA stockholders by a weighted average number of common shares outstanding of (i) 115.3 million and 115.8 million for the three months ended June 30, 1998 and 1997, respectively, and (ii) 115.3 million and
         117.2 million for the six months ended June 30, 1998 and 1997, respectively. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

         At June 30, 1998, there were 15.4 million potential common shares consisting of performance awards and convertible securities that could potentially dilute future earnings per share calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TINTA upon the exercise of the performance awards and the conversion of TINTA's convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after June 30, 1998.

(3)      Supplemental Disclosures to Consolidated Statements of Cash Flows

         Cash paid for interest was $9.4 million and $15.0 million during the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was not significant during the six months ended June 30, 1998 and was $7.6 million during the six months ended June 30, 1997.

         The effects of changing the method of accounting for the Company's ownership interest in Flextech p.l.c. ("Flextech"), effective January 1, 1997, from the consolidation method to the equity method (see note
         7) are summarized below (amounts in thousands):

                    Assets reclassified to equity investments                    $177,003
                    Liabilities reclassified to equity investments                (72,512)
                    Minority interests in equity of subsidiaries reclassified
                        to equity investments                                    (142,633)
                                                                                 --------
                    Decrease in cash and cash equivalents                        $(38,142)
                                                                                 ========

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(4)      Acquisitions

         On July 23, 1998, TINTA agreed to purchase 100% of the issued and outstanding common stock of Pramer S.A., an Argentine programming company, for $80 million in cash and the assumption of certain liabilities. Consummation of such transaction is expected to occur in the third quarter of 1998. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

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

(5)      Cablevision

         On October 9, 1997, TINTA sold a portion of its 51% interest in Cablevision to unaffiliated third parties (the "Buyers") for cash proceeds of $120.0 million. In addition, on October 9, 1997, Cablevision issued 3,541,829 shares of stock in the aggregate to the Buyers for $320.0 million. The 1997 transactions (collectively, the "Cablevision Sale") reduced TINTA's interest in Cablevision to 26.2%. TINTA recognized a gain of $48.8 million (excluding related tax expense of $17.1 million) on the Cablevision Sale. TINTA continues to manage Cablevision (pursuant to a renewable five-year management contract that was entered into in connection with the Cablevision Sale), and certain material corporate transactions of Cablevision will require TINTA's approval, so long as TINTA maintains at least a 16% interest in Cablevision. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Prior to 1997 none of Cablevision's post-acquisition operating results had been allocated to Cablevision's 49% minority interest because (i) the minority interest had no obligation to provide any funding to Cablevision and (ii) Cablevision's liabilities exceeded the minority interest's historical cost basis in Cablevision's assets. During the second quarter of 1997, Cablevision's post-acquisition net earnings caused the minority interest's historical cost basis in Cablevision's net assets to become positive. Accordingly, the Company began allocating 49% of such net earnings to the minority interest during the second quarter of 1997. If the minority interest's historical cost basis had been positive since January 1, 1997, the Company would have allocated an additional $4.3 million during the six months ended June 30, 1997 of Cablevision's net earnings to the minority interest.

         Summarized unaudited results of operations of Cablevision for the six months ended June 30, 1998 are as follows (amounts in thousands):


                            Revenue                                 $127,620
                            Operating, selling, general
                              and administrative expenses            (80,047)
                            Depreciation and amortization            (29,921)
                                                                    --------
                                Operating income                      17,652

                            Interest expense, net                    (42,879)
                            Other, net                                11,106
                                                                    --------

                                Net loss                            $(14,121)
                                                                    ========

(6)      Investment in Telewest

         At June 30, 1998, the Company indirectly owned, through its 50% ownership interest in TW Holdings, L.L.C., 132,638,250 or 26.7% of the issued and outstanding non-voting Telewest convertible preference shares and 246,111,750 or 26.5% (assuming no conversion of the Telewest convertible preference shares) of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest's ordinary shares was (pound)1.41 ($2.35) per share at June 30, 1998.

         On April 15, 1998, it was announced that Telewest and General Cable PLC ("General Cable") had agreed to the terms of a proposed merger (the "Merger Offer") in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.08) in cash for each share of General Cable. In addition, holders of American Depository Shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.42) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.48) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

                                                                     (continued)
                                      I-12

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.54) per share. Mediaone Group, Inc. ("Mediaone") (formerly a division of U S WEST, Inc.), TINTA and Cox Communications, Inc. ("Cox") have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, Mediaone, TINTA and Cox held 67.9% of the issued and outstanding Telewest ordinary shares at June 30, 1998. In addition, it is anticipated that Mediaone, TINTA, Cox and SBC Communications, Inc. ("SBC") will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to regulatory approval and other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the six months ended June 30, 1998 and 1997, Telewest experienced foreign currency transaction losses of (pound)1.4 million ($2.4 million using the applicable exchange rate) and (pound)24.3 million ($40.0 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

         The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6530 to 1 and 1.6447 to 1 during the six months ended June 30, 1998 and 1997, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.6677 to 1 and 1.6508 to 1 at June 30, 1998 and December 31, 1997, respectively.

                                                                     (continued)
                                      I-13

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Summarized unaudited results of operations of Telewest are as follows:

                                          Six months ended
                                              June 30,
                                      ------------------------
                                         1998          1997
                                      ---------      ---------
                                         amounts in thousands
Revenue                               $ 373,912        298,357
Operating, selling, general and
   administrative expenses             (284,078)      (271,437)
Depreciation and amortization          (177,578)      (147,267)
                                      ---------      ---------

      Operating loss                    (87,744)      (120,347)

Share of losses of affiliates           (18,318)       (16,974)
Interest expense, net                  (132,937)       (97,215)
Foreign currency transaction loss        (2,413)       (40,006)
Other, net                                1,210            242
                                      ---------      ---------
      Net loss                        $(240,202)      (274,300)
                                      =========      =========

(7)      Investments in Other Affiliates

         The Company's affiliates other than Cablevision and Telewest that are accounted for using the equity method (the "Other Affiliates") generally are engaged in the cable and/or programming businesses in various foreign countries. Most of the Other Affiliates have incurred net losses since their respective inception dates. As such, substantially all of the Other Affiliates are dependent upon external sources of financing and capital contributions in order to meet their respective liquidity requirements.

         The Company has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At June 30, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $101 million.

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

                                                                     (continued)
                                      I-14

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

The following table reflects the Company's carrying value (including receivables) of the Other Affiliates:

                                                        June 30,  December 31,
                                                          1998        1997
                                                        --------  -----------
                                                         amounts in thousands
Flextech (a)                                            $259,058      261,453
Liberty/TINTA LLC
   ("Liberty/TINTA")(b)                                  134,407      127,574
MultiThematiques S.A
   ("MultiThematiques")                                   70,977       68,335
Jupiter Telecommunications Co., Ltd.
   ("Jupiter")                                            51,225       49,197
United International Investments
   ("UII") (c)                                            25,101       26,966
Bresnan International Partners
   (Poland), L.P. ("BIP Poland")                          21,345       26,110
Jupiter Programming Co., Ltd. ("JPC")                     17,403       15,582
Bresnan International Partners
   (Chile), L.P.                                          15,071       22,863
Other                                                      2,711        4,245
                                                        --------  -----------
                                                        $597,298      602,325
                                                        ========  ===========

         (a)      Flextech

                  At June 30, 1998, the Company owned 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (pound)5.53 ($9.22) per share closing price at June 30, 1998 of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (pound)320 million ($534 million) at June 30, 1998.

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

         Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture, and is obligated to provide the Principal Joint Venture with a primary credit facility of (pound)88 million ($147 million) and, subject to certain restrictions, a standby credit facility of (pound)30 million ($50 million). As of June 30, 1998, the Principal Joint Venture had borrowed (pound)6.6 million ($11.0 million) under the primary credit facility. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (pound)10 million ($17 million). As of June 30, 1998, Flextech had funded (pound)7.5 million ($12.5 million) to the Second Joint Venture under such obligation. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

                                                                     (continued)
                                      I-16

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

         During the third quarter of 1997, Fox Sports International distributed
         (i) its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. On October 2, 1997 TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. As of June 30, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $48 million.

                                                                     (continued)
                                      I-17

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         (c)      UII

                  At June 30, 1998, UII owned approximately 50.0%, 46.6% and 45.0% of Melita Cable TV Limited ("Melita"), Tevel Israel International Communications Ltd. ("Tevel") and Princes Holding Limited ("PHL"), respectively. Through UII, TINTA owned 50.0%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests. Melita and Tevel operate cable television systems in Malta and Israel, respectively. PHL is an Irish cable and microwave-multichannel distribution operator.

                  TINTA has signed a memorandum of understanding with United International Holdings, Inc. ("UIH") for the sale of TINTA's ownership interests in Tevel and Melita to UIH. Concurrently, TINTA will purchase an additional 25% interest in PHL from UIH. The parties have agreed that, net of its purchase of UIH's 25% interest in PHL, TINTA will receive $71 million for its interests in Tevel and Melita. Such proceeds are subject to adjustment.

                  Consummation of such transactions is contingent on the consent of certain third parties and regulatory bodies, as well as on the completion of financing by UIH. There can be no assurance that such transactions will be consummated or consummated on the terms contemplated by the parties.

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

         The following table reflects the Company's share of earnings (losses) of the Other Affiliates:

                        Six months ended
                            June 30,
                     ----------------------
                       1998         1997
                     --------      --------
                      amounts in thousands
Jupiter              $(12,007)      (10,638)
MultiThematiques      (10,481)       (4,134)
JPC                    (6,670)       (7,513)
Liberty/TINTA          (6,664)       (7,432)
Flextech               (6,181)      (10,615)
BIP Poland             (3,754)         (750)
ABN                        --        (6,230)
Other                     351        (1,476)
                     --------      --------

                     $(45,406)      (48,788)
                     ========      ========

                                                                     (continued)
                                      I-18

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


         Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the Company used the equity method to account for its investments in the Other Affiliates are as follows:

                                             Six months ended June 30, 1998
                                    -------------------------------------------------------
                                                                  Latin America
                                                                   America and
                                                     Asia and          the
                                     Europe        Australia (a)  Caribbean (b)     Total
                                    ---------      -------------  --------------  ---------
                                                      amounts in thousands
Combined Operations
Revenue                             $ 176,241            104,010              --    280,251
Operating, selling, general and
   administrative expenses           (193,241)          (139,435)             --   (332,676)
Depreciation and amortization          (6,486)           (11,308)           (170)   (17,964)
                                    ---------      -------------  --------------  ---------

        Operating loss                (23,486)           (46,733)           (170)   (70,389)

Interest expense, net                  (5,796)            (1,130)         (3,311)   (10,237)
Other, net                              4,802              3,212         (12,489)    (4,475)
                                    ---------      -------------  --------------  ---------

        Net loss                    $ (24,480)           (44,651)        (15,970)   (85,101)
                                    =========      =============  ==============  =========

                                             Six months ended June 30, 1998
                                    -------------------------------------------------------
                                                                  Latin America
                                                                   America and
                                                     Asia and          the
                                     Europe        Australia (a)  Caribbean (b)     Total
                                    ---------      -------------  --------------  ---------
                                                      amounts in thousands
Combined Operations
Revenue                             $ 130,458        111,101          6,559        248,118
Operating, selling, general and
   administrative expenses           (159,370)      (129,664)        (5,233)      (294,267)
Depreciation and amortization         (14,422)        (7,205)        (1,191)       (22,818)
                                    ---------      ---------      ---------      ---------

        Operating income (loss)       (43,334)       (25,768)           135        (68,967)

Interest expense, net                    (922)        (5,498)        (2,784)        (9,204)
Other, net                             (4,815)       (13,579)       (14,807)       (33,201)
                                    ---------      ---------      ---------      ---------

        Net loss                    $ (49,071)       (44,845)       (17,456)      (111,372)
                                    =========      =========      =========      =========

---------------

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

                                                                     (continued)
                                      I-19

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

(8)      Other Investments

         The components of other investments are set forth below:

                                     June 30,  December 31,
                                       1998         1997
                                     -------    -----------
                                      amounts in thousands
                DTH Ventures (a)     $44,844         24,933
                Other (b)              7,370          8,079
                                     -------    -----------
                                     $52,214         33,012
                                     =======    ===========

         (a)      DTH Ventures

                  TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through June 30, 1998, TINTA had contributed $44.8 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions to the DTH Ventures. In addition, as of June 30, 1998, TINTA had guaranteed approximately $93 million of the DTH Ventures' financial obligations.

         (b)      Other

                  On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

(9)      Debt

         The components of debt are as follows:

                                               June 30,   December 31,
                                                 1998         1997
                                               --------   ------------
                TINTA:                           amounts in thousands
                  Convertible Subordinated
                    Debentures (a)             $345,000        345,000

                Subsidiary:
                 Puerto Rico Subsidiary (b)      45,023         45,042
                                               --------   ------------
                                               $390,023        390,042
                                               ========   ============

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

         (b) At June 30, 1998, the Puerto Rico Subsidiary had amounts outstanding under the Puerto Rico Bank Facility of $45.0 million. The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates (6.15% at June 30, 1998). In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

         With the exception of the Debentures, which had a fair value of $317 million at June 30, 1998, the Company believes that the fair value and the carrying value of the Company's debt were approximately equal at June 30, 1998.

                                                                     (continued)
                                      I-21

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

(10)     Related Party Transactions

         Due from related parties

         The components of "Due from (to) related parties" are as follows:

                                               June 30,    December 31,
                                                 1998         1997
                                               -------     ------------
                                                 amounts in thousands
         TVG LLC Note Receivable (a)           $  5,351          88,707
         TVG LLC Credit Facility (b)                 --              --
         Non-Cash Intercompany Account (c)       11,470          (4,823)
         Cash Intercompany Account (d)           (3,380)         (5,772)
                                               --------    ------------
                                               $ 13,441          78,112
                                               ========    ============

         (a) In December 1997, amounts outstanding under TINTA's note receivable from TCI were assigned to TVG LLC (the "TVG LLC Note Receivable"). The TVG LLC Note Receivable bears interest at variable rates (6.4% at June 30, 1998). Principal and interest is due and payable as mutually agreed from time to time by TVG LLC and TINTA. During the six months ended June 30, 1998 and 1997, interest income related to the TVG LLC Note Receivable aggregated $1.6 million and $3.8 million, respectively.

         (b) The revolving subordinated credit agreement with TVG LLC, as creditor, and TINTA, as borrower, (the "TVG LLC Credit Facility") is a subordinated unsecured revolving credit facility that initially provided for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the TVG LLC Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under TVG LLC Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the TVG LLC Credit Facility to September 10, 2002, at which time all borrowings, together with all accrued interest thereon, will be payable and the parties reduced the interest rate on the TVG LLC Credit Facility from 13% to 10%. If at any time TVG LLC shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the TVG LLC Credit Facility upon two business days prior notice to TINTA. There were no borrowings outstanding pursuant to the TVG LLC Credit Facility at June 30, 1998 and December 31, 1997. The TVG LLC Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees aggregated $375,000 during each of the six month periods ended June 30, 1998 and 1997.

                                                                     (continued)
                                      I-22

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         (c) At June 30, 1998, the non-cash intercompany account (the "Non-Cash Intercompany Account") with TVG LLC was comprised of $3.7 million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $15.2 million due from TVG LLC with respect to the allocation of current intercompany income tax benefits pursuant to a tax sharing agreement as described below. The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation liability, will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations. Amounts included in the Non-Cash Intercompany Account are non-interest bearing.

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

         Other Related Party Transactions

         Certain key employees of TINTA hold stock options with tandem stock appreciation rights ("SARs") with respect to certain common stock of TCI. Estimates of the compensation expense relating to SARs have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the vesting and market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to SARs resulted in increases to TINTA's share of TCI's stock compensation liability of $5.4 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively. Such compensation adjustments are included in corporate general and administrative costs and expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 1998, TINTA made cash payments relating to its share of TCI's stock compensation obligations of $14.3 million.

         Corporate expenses are allocated to TINTA based upon the cost of general and administrative services provided. Through September 9, 1997, such corporate expenses were allocated pursuant to a services agreement between TINTA and TCI. In connection with the September 10, 1997 consummation of the Exchange Offer, TCI attributed its rights and obligations under such services agreement to TVG LLC. The amounts allocated to the Company for the six months ended June 30, 1998 and 1997 aggregated $966,000 and $872,000, respectively.

                                                                     (continued)
                                      I-23

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $2.8 million and $2.9 million during the six months ended June 30, 1998 and 1997, respectively. Such programming charges are included in operating costs and expenses in the accompanying consolidated statements of operations.

         As further described in note 5, effective October 1, 1997, the Company ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the six months ended June 30, 1997, such charges aggregated $7.4 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $1.6 million during the six months ended June 30, 1997. The above-described programming and general and administrative charges are included in operating costs and expenses in the accompanying consolidated statements of operations.

         During 1996, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (pound)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offer. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of (pound)998,000 ($1.7 million), plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the six months ended June 30, 1997, (i) the U.S. dollar equivalent of interest expense incurred with respect to the TVG LLC Promissory Note was $789,000, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $1.7 million, and (iii) the Company experienced foreign currency transaction losses of $589,000 with respect to the TVG LLC Promissory Note.

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


                                                                     (continued)
                                      I-24

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         A tax sharing agreement (the "Old Tax Sharing Agreement") among TCI, TINTA and certain other subsidiaries of TCI was implemented effective July 1, 1995. The Old Tax Sharing Agreement formalized certain of the elements of a pre-existing tax sharing arrangement and contains additional provisions regarding the allocation of certain consolidated income tax attributes and the settlement procedures with respect to the intercompany allocation of current tax attributes. Under the Old Tax Sharing Agreement, TINTA was responsible to TCI for its share of consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax) determined in accordance with the Old Tax Sharing Agreement, and TCI was responsible to TINTA to the extent that the income tax attributes generated by the TINTA Tax Group were utilized by TCI to reduce its consolidated income tax liabilities (computed as if TCI were not liable for the alternative minimum tax). The tax liabilities and benefits of such entities so determined were charged or credited to an intercompany account between TCI and TINTA. Such intercompany account is required to be settled only upon the date that an entity ceases to be a member of TCI's consolidated group for federal income tax purposes. Under the Old Tax Sharing Agreement, TCI retains the burden of any alternative minimum tax and has the right to receive the tax benefits from an alternative minimum tax credit attributable to any tax period beginning on or after July 1, 1995 and ending on or before October 1, 1997.

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

                                                                     (continued)
                                      I-25

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Notwithstanding the foregoing, items of income, gain, loss, deduction or credit resulting from certain specified transactions that were consummated after the Effective Date pursuant to a letter of intent or agreement that was entered into prior to the Effective Date will be shared and allocated pursuant to the terms of the Old Tax Sharing Agreement as amended.

         The intercompany tax account existing between TCI and TINTA for the period beginning July 1, 1995 and ending September 30, 1997 will be required to be settled between the TCI Ventures Group and TINTA if and when TINTA ceases to be a member of TCI's consolidated group for federal income tax purposes. For periods subsequent to September 30, 1997, TINTA and TCI Ventures Group have followed a tax sharing arrangement with terms similar to those contained in the New Tax Sharing Agreement.

(11)     Commitments and Contingencies

         The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $38 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.

         For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates, see notes 6, 7, 8 and 10.


                                                                     (continued)
                                      I-26

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

         On March 15, 1998, the Puerto Rico Telecommunications Regulatory Board (the "Regulatory Board"), the local franchising authority, notified the Puerto Rico Subsidiary that it was certified to regulate rates for Regulated Services. The Puerto Rico Subsidiary submitted the required rate filings to the Regulatory Board for review. On June 30, 1998 the Regulatory Board adopted a Resolution and Order approving the basic service, equipment and installation rates as filed for the franchises under review. The Order requires that the Puerto Rico Subsidiary restructure its current pricing to be consistent with the filed rates. The impact of the restructuring will not have a material effect on the Puerto Rico Subsidiary's results of operations.

         During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TINTA's products and services, systems that support operations of TINTA and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI executive management, to identify and remediate or replace systems for year 2000 readiness.

         During the six months ended June 30, 1998, TINTA began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical both to the cable operations of the Puerto Rico Subsidiary and to the ability of TINTA and its affiliates to earn revenue from the distribution of programming services. Although no assurance can be given, TINTA expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TINTA began the process of remediating systems that control the commercial advertising in its cable operations, including the advertisement of programming services distributed by TINTA and its affiliates. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TINTA continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TINTA's business and financial systems and software which will continue to be utilized by TINTA beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

                                                                     (continued)
                                      I-27

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Significant third party vendors whose systems are critical to TINTA's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. Also, TINTA has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TINTA's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

         Management of TINTA intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TINTA if such vendors fail to remediate their year 2000 issues. TINTA continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

         Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TINTA's allocable share of such cost elements is estimated to be not less than $4 million. Although there can be no assurance, TINTA anticipates that the costs ultimately required to be paid to ensure TINTA's year 2000 readiness will not have a material adverse effect on TINTA's financial position, results of operations or cash flows. However, there can be no assurance that TINTA's systems or the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by TINTA or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

(12)     Proposed Mergers

         TCI and AT&T Corp. ("AT&T") have agreed to a merger (the "Merger") pursuant to, and subject to the terms and conditions set forth in, the Agreement and Plan of Restructuring and Merger, dated as of June 23, 1998. In the Merger, TCI will become a wholly-owned subsidiary of AT&T.

                                                                     (continued)
                                      I-28

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements



         In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group (the "Liberty/Ventures Combination"). Assuming the Liberty/Ventures Combination occurs prior to the Merger, the shares of "Liberty/Ventures Stock" to be issued in the Merger will be a newly authorized class of common stock of AT&T which will be intended to reflect the separate performance of the businesses and assets attributed to the "Liberty/Ventures Group." Subject to certain asset transfers, the Liberty/Ventures Group following the Merger will be made up of the corporations, partnerships and other entities and interests, including TINTA, which comprise Liberty Media Group and TCI Ventures Group at the time of the Merger. Certain agreements to be entered into at the time of the Merger as contemplated by the Merger Agreement will, among other things, provide preferred vendor status to Liberty/Ventures Group for digital basic distribution on AT&T's systems of new programming services created by Liberty/Ventures Group and its affiliates, provide for a renewal of existing affiliation agreements and provide for the business of the Liberty/Ventures Group to continue to be managed following the Merger by certain members of TCI's management who currently manage the businesses of Liberty Media Group and TCI Ventures Group.

         Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including but not limited to, the separate approvals of the stockholders of AT&T and TCI, receipt of all necessary governmental consents and approvals, and effectiveness of the registration statement registering the AT&T Common Stock and Liberty/Ventures Stock to be issued to TCI stockholders in the Merger. As a result, there can be no assurance that the Merger will be consummated or, if the Merger is consummated, the date of such consummation.

         On July 13, 1998, the Company announced that it had received a proposal from Liberty Media Group concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of the Company not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock for each share of TINTA Series A Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, will be considered by the Company's board of directors. The Company, on behalf of the board of directors, has engaged an investment banking firm to render its opinion concerning the fairness to the Company's public shareholders of the consideration offered by Liberty Media Group.

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

         Certain statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies and development plans, uncertainties inherent in the Company's and its major vendors' year 2000 remediation efforts (including uncertainties with respect to the availability of equipment and skilled personnel), rapid technological changes, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; changes in exchange rates; changes in repatriation rights; governmental upheaval; bribery and corruption; loss of control of operations; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

Year 2000

       During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of TINTA's products and services, systems that support operations of TINTA and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI executive management, to identify and remediate or replace systems for year 2000 readiness.

       During the six months ended June 30, 1998, TINTA began the process of testing and replacing or remediating critical components of its cable systems' headend equipment, which is critical both to the cable operations of the Puerto Rico Subsidiary and to the ability of TINTA and its affiliates to earn revenue from the distribution of programming services. Although no assurance can be given, TINTA expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TINTA began the process of remediating systems that control the commercial advertising in its cable operations, including the advertisement of programming services distributed by TINTA and its affiliates. Although no assurance can be given, those remediation efforts should be complete by mid-1999. TINTA continued to assess potential year 2000 issues of its affiliated companies and provided its affiliates with remediation information on software products and systems. TINTA's business and financial systems and software which will continue to be utilized by TINTA beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

       Significant third party vendors whose systems are critical to TINTA's operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. Also, TINTA has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of TINTA's products and services to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

       Management of TINTA intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on TINTA if such vendors fail to remediate their year 2000 issues. TINTA continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

       Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. TINTA's allocable share of such cost elements is estimated to be not less than $4 million. Although there can be no assurance, TINTA anticipates that the costs ultimately required to be paid to ensure TINTA's year 2000 readiness will not have a material adverse effect on TINTA's financial position, results of operations or cash flows. However, there can be no assurance that TINTA's systems or the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by TINTA or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

Material Changes in Results of Operations

       As further described in note 5 to the accompanying consolidated financial statements, the October 9, 1997 sale of a portion of TINTA's 51% interest in Cablevision reduced TINTA's interest in Cablevision to 26.2%. As a result of the Cablevision Sale, the Company, effective October 1, 1997, ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting.

         The following table sets forth summary information with respect to Cablevision's results of operations for the six months ended June 30, 1997 (amounts in thousands):

               Revenue                           $114,208
               Operating costs and expenses       (67,618)
               Depreciation and amortization      (26,376)
                                                 --------

               Operating income                  $ 20,214
                                                 ========

         Revenue

         Revenue decreased $55.4 million or 81% and $108.5 million or 81% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the deconsolidation of Cablevision. Revenue of the Puerto Rico Subsidiary increased $2.4 million or 24% and $7.2 million or 43% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition and a 7% increase in the average number of the Puerto Rico Subsidiary's basic customers (exclusive of the basic customers acquired in the Caguas Acquisition).

         Operating Costs and Expenses

         Operating costs and expenses decreased $33.6 million or 82% and $64.1 million or 82% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the deconsolidation of Cablevision. Operating costs and expenses of the Puerto Rico Subsidiary increased $1.2 million or 20% and $3.8 million or 36% during the three and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such increases are due primarily to the Caguas Acquisition and increased programming costs.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The Puerto Rico Subsidiary purchases programming under contracts that expire at various dates in the future. No assurance can be given that future contracts will contain terms as favorable as those contained in the existing programming contracts of the Puerto Rico Subsidiary.

         TINTA incurred corporate, general and administrative expenses of $5.9 million and $5.0 million during the three months ended June 30, 1998 and 1997, respectively, of which $1.5 million and $2.3 million were allocated from related parties. TINTA incurred corporate, general and administrative expenses of $16.5 million and $7.8 million during the six months ended June 30, 1998 and 1997, respectively, of which $6.4 million and $2.6 million were allocated from related parties. General and administrative allocations from related parties are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases aggregated $2.5 million and $1.9 million during the three months ended June 30, 1998 and 1997, respectively, and include increases in the Company's share of TCI's stock compensation liability of $1.0 million and $1.8 million, respectively. Such estimated increases aggregated $10.5 million and $1.8 million during the six months ended June 30, 1998 and 1997, respectively, and include increases in the Company's share of TCI's stock compensation liability of $5.4 million and $1.7 million, respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

         Depreciation and amortization expense decreased $14.1 million and $27.3 million or 86% and 85% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of the deconsolidation of Cablevision.

         Other Income and Expense

         Telewest has incurred losses since its inception. The Company's share of Telewest's net losses increased (decreased) $1.8 million and $(9.7 million) or 6% and (13)% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to the net effects of (i) changes in foreign currency transaction gains and losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction losses of (i) (pound)8.0 million ($13.4 million using the applicable exchange rate) and (pound)172,000 ($282,000 using the applicable exchange rate) during the three months ended June 30, 1998 and 1997, respectively, and (ii) (pound)1.4 million ($2.4 million using the applicable exchange rate) and (pound)24.3 million ($40.0 million using the applicable exchange rate) during the six months ended June 30, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         As described in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. TINTA's share of Cablevision's net losses for the six months ended June 30, 1998 was $7.6 million.

         The Company's share of losses of the Other Affiliates remained relatively constant during the three and six month periods ended June 30, 1998 and 1997, as increased losses for MultiThematiques and Jupiter were partially offset by a reduction in the Company's share of ABN's and Flextech's losses. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, TINTA no longer accounts for ABN under the equity method of accounting. The Company expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information concerning the Other Affiliates, see note 7 to the accompanying consolidated financial statements.

         Interest expense decreased $4.1 million and $7.8 million or 43% and 41% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are due to a reduction in interest expense that is attributable to the deconsolidation of Cablevision and the payment in 1997 of all remaining amounts due to MultiThematiques. Such decreases were partially offset by an increase in interest expense attributable to the Puerto Rico Bank Facility.

         Interest income decreased $1.1 million and $2.4 million or 56% and 47% during the three and six month periods ended June 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are due primarily to decreases in the outstanding balance of the TVG LLC Note Receivable and a decrease in the Company's cash and cash equivalents.

         On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

         Income Taxes

         The Company's income tax benefit was $43.6 million and $54.8 million during the six months ended June 30, 1998 and 1997, respectively. The effective tax rates associated with such benefits were 35% and 46%, respectively. See note 10 to the accompanying consolidated financial statements.

         Net Losses

         The Company reported net losses of $81.4 million and $65.5 million during the six months ended June 30, 1998 and 1997, respectively. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such customer base increases will occur.

                                      1-33

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

Material Changes in Financial Condition

         On April 15, 1998, it was announced that Telewest and General Cable had agreed to the terms of a Merger Offer in which holders of General Cable will be offered 1.243 new Telewest shares and (pound)0.65 ($1.08) in cash for each share of General Cable. In addition, holders of General Cable ADSs (each representing five General Cable shares) will be offered 6.215 new Telewest shares and (pound)3.25 ($5.42) in cash for each share of General Cable ADSs. Based upon Telewest's closing share price of (pound)0.89 ($1.48) on April 14, 1998, the Merger Offer is valued at approximately (pound)649 million ($1.1 billion).

         The cash portion of the Merger Offer will be financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (pound)0.925 ($1.54) per share. Mediaone, TINTA and Cox have agreed to subscribe for their full allocation of new Telewest shares (approximately 69 million shares in the case of TINTA) and to subscribe on a pro rata basis for any new Telewest shares not subscribed for by other Telewest shareholders. Together, Mediaone, TINTA and Cox hold 67.9% of the issued and outstanding Telewest ordinary shares at June 30, 1998. In addition, it is anticipated that Mediaone, TINTA, Cox and SBC will convert their entire respective holdings of Telewest convertible preference shares into new Telewest shares. Following the issuance of new Telewest shares with respect to the above transactions, and assuming the exercise of all options under General Cable's share option schemes, it is anticipated that existing Telewest shareholders would hold 79% and existing General Cable shareholders would hold 21% of the then issued ordinary share capital of the combined group.

         Consummation of the merger is subject to regulatory approval and other conditions. There can be no assurance that such merger will be consummated or consummated on the terms contemplated by the parties.

         On July 23, 1998, TINTA agreed to purchase 100% of the issued and outstanding common stock of Pramer S.A., an Argentine programming company, for $80 million in cash and the assumption of certain liabilities. Consummation of such transaction is expected to occur in the third quarter of 1998. No assurance can be given that such transaction will be consummated or consummated on the terms contemplated by the parties.

         TINTA expects to have substantial capital requirements for the foreseeable future because its businesses and investments consist of entities which require the acquisition, ownership, development and operation of broadband cable television and telephony distribution networks and new programming services. Many of TINTA's subsidiaries and affiliates are incurring substantial costs as they build or rebuild their cable networks or develop and acquire programming. Until such companies begin generating profits and positive cash flow from operating activities, they will need additional capital to fund capital expenditures and working capital requirements. TINTA and its consolidated subsidiaries have commitments under various partnership and other agreements to contribute capital or loan money to fund capital expenditures and other capital requirements of certain affiliates. The Company is not able to more precisely predict the timing or amount of the future funding requirements of its affiliates because such future requirements are dependent upon a variety of factors.

                                      1-34

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes will require the availability of substantial additional funds. Although TINTA had, at June 30, 1998, (i) $5.4 million due from TVG LLC pursuant to the TVG LLC Note Receivable, (ii) $200 million of borrowing availability pursuant to the TVG LLC Credit Facility and (iii) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

         TINTA held cash and cash equivalents of $1.0 million at June 30, 1998. TINTA believes that such cash and cash equivalents, amounts due under the TVG LLC Note Receivable, borrowing availability pursuant to the TVG LLC Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates, subject to the restrictions noted above, will be sufficient for the next year to fund the Company's (i) commitments to its affiliates and (ii) working capital, debt service and capital expenditure requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company anticipates that it will need to obtain additional debt or equity financing. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The Company's consolidated operating activities provided (used) cash of $(17.3 million) and $25.6 million during the six months ended June 30, 1998 and 1997, respectively. As discussed in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, Cablevision's cash flows are no longer included in the Company's consolidated statements of cash flows. During the six months ended June 30, 1997, Cablevision's operating activities provided cash of $21.3 million.

         During the six months ended June 30, 1998 and 1997, cash used by the Company's investing activities aggregated $64.1 million and $114.9 million, respectively. Such amounts include $81.4 million and $58.7 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See note 7 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

         Many of TINTA's interests in its subsidiaries and affiliates are governed by partnership and other agreements that require it to contribute capital or make loans to such subsidiaries or affiliates. The failure of TINTA to meet its capital commitments to a particular operating company may have adverse consequences to it and therefore to TINTA.

         Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of June 30, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

         At June 30, 1998, the Company had aggregate debt of $390 million, of which $45 million (12%) bears interest at variable rates. Accordingly, in an environment of rising interest rates, the Company would experience an increase in interest expense. For additional information concerning the terms of such debt, see note 9 to the accompanying consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         The Company has significant contingent obligations with respect to guarantees, credit enhancements and other contingent obligations arising from its ownership interests in affiliates and other matters. The Company also has consummated certain transactions and entered into certain agreements which have impacted or may, in the future, impact the Company's liquidity and capital resources. For additional information, see notes 6, 7, 8, 10 and 11 to the accompanying consolidated financial statements.

         During the six months ended June 30, 1998, the Puerto Rico Subsidiary had capital expenditures of $5.0 million. Although the Company expects that its future capital expenditure requirements with respect to the Puerto Rico Subsidiary will equal or exceed historical levels, the Company currently believes that the internally generated funds and other sources of liquidity of the Puerto Rico Subsidiary generally will be sufficient to satisfy its foreseeable capital expenditure requirements. In this regard, the Puerto Rico Subsidiary entered into the Puerto Rico Bank Facility in connection with the Caguas Acquisition. See note 9 to the accompanying consolidated financial statements.

         On October 9, 1997, the Company sold a portion of its 51% interest in Cablevision for cash proceeds of $120.0 million. The Cablevision Sale reduced TINTA's interest in Cablevision to 26.4%. The Company recognized a $48.8 million gain on the Cablevision Sale. As a result of the Cablevision Sale, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. For additional information regarding the Cablevision Sale, see note 5 to the accompanying consolidated financial statements.

         In December 1997, amounts outstanding under TINTA's note receivable from TCI were assigned to TVG LLC. Amounts outstanding under the TVG LLC Note Receivable ($5.4 million at June 30, 1998) bear interest at variable rates (6.4% at June 30, 1998). Principal and interest are due and payable as mutually agreed from time to time by TVG LLC and TINTA.

         On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

         TINTA has signed a memorandum of understanding with UIH for the sale of TINTA's ownership interests in Tevel and Melita to UIH. Concurrently, TINTA will purchase an additional 25% interest in PHL from UIH. The parties have agreed that, net of its purchase of UIH's 25% interest in PHL, TINTA will receive $71 million for its interests in Tevel and Melita. Consummation of such transactions is contingent on the consent of certain third parties and regulatory bodies, as well as on the completion of financing by UIH. There can be no assurance that such transactions will be consummated or consummated on the terms contemplated by the parties.

         TCI and AT&T have agreed to a merger in which TCI will become a wholly-owned subsidiary of AT&T. In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group. For additional information concerning these transactions, see note 12 to the accompanying consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.

         On July 13, 1998, the Company announced that it had received a proposal from Liberty Media Group concerning the acquisition by Liberty Media Group of all of the outstanding shares of common stock of the Company not beneficially owned by TCI Ventures Group. Under the proposal, Liberty Media Group would exchange, in a merger transaction, 0.58 of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock for each share of TINTA Series A Stock acquired by Liberty Media Group in the merger. Liberty Media Group's proposal, and a proposed merger agreement, will be considered by the Company's board of directors. The Company, on behalf of the board of directors, has engaged an investment banking firm to render its opinion concerning the fairness to the Company's public shareholders of the consideration offered by Liberty Media Group.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         On July 13, 1998, two putative class action complaints were filed by certain stockholders of TINTA in the Court of Chancery of the State of Delaware. The actions, which have identical claims and allegations, are styled as Berkowitz v. Hindery, et al., C.A. No. 16533, and Chetkov v. Hindery, et al., C.A. No. 16534, respectively. The complaints were filed following the announcement of a proposed business combination in which Liberty Media Group would acquire all outstanding public shares of TINTA not already owned by TCI Ventures Group. The defendants named in both complaints are TCI, TINTA, and the Board of Directors of TINTA:
         Leo J. Hindery, John C. Malone, Gary S. Howard, David J. Evans, Pierre Lescure, Paul A. Gould, Fred A. Vierra, and Jerome H. Kern. The gravamen of both complaints is that the TINTA directors will breach their fiduciary duties by approving the merger and undervaluing the proposed merger consideration to the detriment of the TINTA public stockholders. Plaintiffs in both actions seek to enjoin the consummation or closing of the proposed merger, or the rescission of the merger in the event it is consummated, and unspecified compensatory damages, fees and costs. The actions remain pending and discovery has not commenced. Based on the facts available, management believes that although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of TINTA.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b) Reports on Form 8-K filed during quarter ended June 30, 1998 - none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TELE-COMMUNICATIONS INTERNATIONAL, INC.


Date: August 12, 1998                 By: /s/ David J. Evans
                                          ------------------------------------
                                              David J. Evans
                                               President and Chief Executive
                                                 Officer


Date: August 12, 1998                 By: /s/ Graham Hollis
                                          ------------------------------------
                                              Graham Hollis
                                               Executive Vice President and
                                                Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------
  27                           FINANCIAL DATA SCHEDULE