Form 10-Q
period 1998-09-30
TELE COMMUNICATIONS INTERNATIONAL INC
filed 1998-11-13
CIK 945027

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 F O R M  10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____ to _____


Commission File Number 0-26264


                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Delaware                              84-1289408
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


             5619 DTC Parkway
          Englewood, Colorado                                80111
-----------------------------------------                ----------
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

                  Yes   X     No
                       ---        ---

     The number of shares outstanding of Tele-Communications International, Inc.'s common stock (net of shares held in treasury) as of October 31, 1998, was:


               Series A common stock - 103,640,680 shares; and
                  Series B common stock - 11,700,000 shares.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                           Consolidated Balance Sheets

                                   (unaudited)


                                                             September 30,  December 31,
                                                                1998           1997
                                                            --------------  ------------
Assets                                                           amounts in thousands
------
Cash and cash equivalents (note 3)                          $   13,341            --

Trade and other receivables, net (note 11)                      17,587         5,065

Investment in Telewest Communications plc ("Telewest"),
   accounted for under the equity method (note 6)              432,465       324,417

Investment in Cablevision S.A. ("Cablevision"), accounted
   for under the equity method (note 5)                        224,555       239,379

Investment in other affiliates, accounted for
   under the equity method, and related
   receivables (note 7)                                        599,362       602,325

Other investments (note 8)                                      60,314        33,012

Property and equipment, at cost:
   Land                                                            415           415
   Distribution systems                                         71,879        78,185
   Support equipment and buildings                              14,876        11,269
                                                            ----------    ----------
                                                                87,170        89,869
   Less accumulated depreciation                                36,517        32,348
                                                            ----------    ----------
                                                                50,653        57,521
                                                            ----------    ----------

Franchise costs and other intangible assets                    178,936        76,890
   Less accumulated amortization                                14,197        11,494
                                                            ----------    ----------
                                                               164,739        65,396
                                                            ----------    ----------

Deferred income tax asset                                       78,968        54,547

Deferred financing costs and other assets,
   net of amortization                                          15,579        12,338
                                                            ----------    ----------

                                                            $1,657,563     1,394,000
                                                            ==========    ==========

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                     Consolidated Balance Sheets, continued

                                   (unaudited)


                                                             September 30,        December 31,
                                                                  1998               1997
                                                             -------------        ------------
Liabilities and Stockholders' Equity                              amounts in thousands,
------------------------------------                              except share amounts

Cash overdraft                                                $        --           1,003

Accounts payable                                                   15,485             672

Accrued liabilities                                                15,345          19,490

Debt (note 9)                                                     646,032         390,042

Other liabilities                                                  24,030          18,482
                                                              -----------     -----------

         Total liabilities                                        700,892         429,689
                                                              -----------     -----------
Stockholders' equity:
   Preferred stock, $.01 par value
      Authorized 10,000,000 shares; none issued                        --              --
   Series A Common Stock, $1 par value
      Authorized 300,000,000 shares, issued
      107,046,074 in 1998 and 106,997,880 in 1997                 107,046         106,998
   Series B Common Stock, $1 par value
      Authorized 12,000,000 shares, issued
      11,700,000 shares                                            11,700          11,700
   Additional paid-in capital                                   1,309,276       1,285,904
   Accumulated deficit                                           (418,730)       (325,805)
   Accumulated other comprehensive earnings, net of
      taxes (note 1)                                               12,443           5,640
                                                              -----------     -----------
                                                                1,021,735       1,084,437
   Treasury stock, at cost, 3,382,200 shares and 3,370,000
      shares of Series A Common Stock in 1998 and 1997,
      respectively                                                (42,216)        (42,014)
   Due to related parties (note 10)                               (22,848)        (78,112)
                                                              -----------     -----------

         Total stockholders' equity                               956,671         964,311
                                                              -----------     -----------
Commitments and contingencies
   (notes 5, 6, 7, 8, 10, 11 and 12)                          $ 1,657,563       1,394,000
                                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communicaitons, Inc.)

                      Consolidated Statements of Operations

                                   (unaudited)

                                                          Three months ended         Nine months ended
                                                             September 30,             September 30,
                                                        -----------------------    ---------------------
                                                          1998          1997         1998         1997
                                                        ---------     --------     --------     --------
                                                                      amounts in thousands
Revenue                                                 $ 17,884       72,465       43,556      206,621

Operating costs and expenses:
   Operating:
      Charges from related parties (note 10)               1,032        7,117        3,800       18,992
      Other                                                9,511       37,838       21,072      104,382
   Corporate general and administrative:
      Allocated from related parties (note 10)               686        5,270        7,121        7,883
      Other                                                3,732        3,390       13,779        8,557
   Year 2000 costs (note 12)                                 209           --          209           --
   Depreciation and amortization                           3,876       16,730        8,666       49,583
                                                        --------     --------     --------     --------
                                                          19,046       70,345       54,647      189,397
                                                        --------     --------     --------     --------

        Operating income (loss)                           (1,162)       2,120      (11,091)      17,224

Other income (expense):
   Share of losses of Telewest (note 6)                  (26,366)     (37,880)     (90,083)    (111,338)
   Share of losses of Cablevision (note 5)                (6,817)          --      (14,408)          --
   Share of losses of other affiliates (note 7)          (33,917)     (25,717)     (79,323)     (74,505)
   Interest expense:
      Related parties (note 10)                             (746)        (560)      (1,121)      (1,724)
      Other                                               (6,762)      (9,788)     (17,650)     (26,981)
   Interest income:
      Related parties (note 10)                               55          588        1,692        4,340
      Other                                                   --          789        1,099        2,196
   Gain on disposition of assets, net                         --       58,355        9,165       58,355
   Gain on issuance of stock by equity
     investee (note 6)                                    57,965           --       57,965           --
   Minority interests' share of earnings                      --       (4,283)          --       (8,616)
   Other, net                                                (44)        (341)         925        4,057
                                                        --------     --------     --------     --------
                                                         (16,632)     (18,837)    (131,739)    (154,216)
                                                        --------     --------     --------     --------

        Loss before income taxes                         (17,794)     (16,717)    (142,830)    (136,992)

Income tax benefit                                         6,259          600       49,905       55,378
                                                        --------     --------     --------     --------

        Net loss                                        $(11,535)     (16,117)     (92,925)     (81,614)
                                                        ========     ========     ========     ========

Basic and diluted net loss per common share (note 2)    $   (.10)        (.14)        (.81)        (.70)
                                                        ========     ========     ========     ========


Comprehensive loss (note 1)                             $ (1,361)     (30,347)     (86,122)    (106,465)
                                                        ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                 Consolidated Statement of Stockholders' Equity

                      Nine months ended September 30, 1998

                                   (unaudited)

                                                                                                     Accumulated
                                                                                                        other
                                                                           Additional               comprehensive   Treasury
                                    Preferred         Common Stock          paid-in    Accumulated    earnings,      stock,
                                                 ----------------------
                                      stock      Series A     Series B      capital      deficit     net of taxes   at cost
                                    ---------    ---------    ---------    ---------   -----------   ------------   ---------
                                                                        amounts in thousands

Balance at January 1, 1998          $      --      106,998       11,700    1,285,904     (325,805)        5,640      (42,014)

     Net loss                              --           --           --           --      (92,925)           --           --
     Repurchase of common shares           --           --           --           --           --            --         (202)
     Issuance of common shares
       in connection with exercise
       of stock options                    --           25           --          444           --            --           --
     Issuance of common shares
       to executive officer                --           23           --          477           --            --           --
     Recognition of stock
       compensation related
       to restricted stock awards          --           --           --          768           --            --           --
     Excess of consideration
       received over basis of
       net assets sold to
       related party (note 10)             --           --           --       21,683           --            --           --
     Foreign currency
       translation adjustment              --           --           --           --           --         6,803           --
     Change in due from
       related parties (note 10)           --           --           --           --           --            --           --
                                    ---------    ---------    ---------    ---------    ---------     ---------    ---------

 Balance at September 30, 1998      $      --      107,046       11,700    1,309,276     (418,730)       12,443      (42,216)
                                    =========    =========    =========    =========    =========     =========    =========



                                     Due from        Total
                                      related     stockholders'
                                      parties       equity
                                     ---------    ------------

Balance at January 1, 1998             (78,112)      964,311

     Net loss                               --       (92,925)
     Repurchase of common shares            --          (202)
     Issuance of common shares
       in connection with exercise
       of stock options                     --           469
     Issuance of common shares
       to executive officer                 --           500
     Recognition of stock
       compensation related to
       restricted stock awards              --           768
     Excess of consideration
       received over basis of
       net assets sold to
       related party (note 10)              --        21,683
     Foreign currency
       translation adjustment               --         6,803
     Change in due from
       related parties (note 10)        55,264        55,264
                                     ---------     ---------

 Balance at September 30, 1998         (22,848)      956,671
                                     =========     =========



See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                      Consolidated Statements of Cash Flows


                                   (unaudited)



                                                                                Nine months ended
                                                                                   September 30,
                                                                            -------------------------
                                                                                1998          1997
                                                                            -----------    ----------
                                                                               amounts in thousands
                                                                                   (see note 3)
Cash flows from operating activities:
  Net loss                                                                    $(92,925)     (81,614)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                            8,666       49,583
        Stock compensation                                                      12,513        7,367
        Payments of stock compensation                                         (14,705)          --
        Share of losses of Telewest                                             90,083      111,338
        Share of losses of Cablevision                                          14,408           --
        Share of losses of other affiliates                                     79,323       74,505
        Gain on issuance of stock by equity investee                           (57,965)          --
        Gain on disposition of assets                                           (9,165)     (58,355)
        Minority interests' share of earnings                                       --        8,616
        Other non-cash charges                                                   1,999        3,410
        Deferred income tax benefit                                            (36,742)     (71,266)
        Intercompany tax allocation                                            (13,374)       6,064
        Changes in operating assets and liabilities, net of the
           effect of the deconsolidation of Flextech p.l.c.:
             Change in receivables                                               4,999         (572)
             Change in payables, accruals, other liabilities and the cash
                 intercompany account included in due from related parties     (10,546)     (17,118)
                                                                              --------     --------

                     Net cash provided by (used in) operating activities      $(23,431)      31,958
                                                                              --------     --------


                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                Consolidated Statements of Cash Flows, continued

                                   (unaudited)


                                                                            Nine months ended
                                                                               September 30,
                                                                        --------------------------
                                                                            1998           1997
                                                                        ------------    ----------
                                                                            amounts in thousands
                                                                                (see note 3)
Cash flows from investing activities:
    Investments in and loans to affiliates and others                    $(250,723)     (107,571)
    Proceeds from disposition of assets                                     31,683        52,959
    Capital expended for property and equipment                             (6,543)      (47,882)
    Cash paid for acquisitions, net                                        (30,855)      (23,559)
    Deposit received on sale of interest in Cablevision S.A                     --        21,000
    Repayments received on loans to affiliates                              18,399        19,415
    Effect of the deconsolidation of Flextech p.l.c. on cash and cash
       equivalents                                                              --       (38,142)
    Other, net                                                              (1,531)         (507)
                                                                         ---------     ---------

                 Net cash used in investing activities                    (239,570)     (124,287)
                                                                         ---------     ---------

Cash flows from financing activities:
    Collections on note receivable from related party                       88,707       149,245
    Borrowings from related party                                          154,401            --
    Repayments of borrowings from related party                            (10,434)           --
    Borrowings of debt                                                      45,000       206,360
    Repayments of debt                                                        (495)     (215,081)
    Repurchases of common stock                                               (202)      (42,014)
    Proceeds from issuance of common stock                                     366            --
    Payment of deferred financing costs                                         --          (950)
    Change in cash overdraft                                                (1,001)           --
                                                                         ---------     ---------

                 Net cash provided by financing activities                 276,342        97,560
                                                                         ---------     ---------

                 Net increase in cash and cash equivalents                  13,341         5,231

                 Cash and cash equivalents:
                    Beginning of period                                         --        44,192
                                                                         ---------     ---------

                    End of period                                        $  13,341        49,423
                                                                         =========     =========


See accompanying notes to consolidated financial statements.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

                               September 30, 1998

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

     TINTA's common stock, par value $1.00 per share is comprised of Tele-Communications International Inc. Series A Common Stock ("Series A Stock") and Tele-Communications International Inc. Series B Common Stock ("Series B Stock" and together with Series A Stock, the "Common Stock"). At September 30, 1998, TCI owned approximately 85% of the aggregate issued and outstanding TINTA Common Stock and 92% of the aggregate voting interest represented by the TINTA Common Stock.

     TCI's common stock, par value $1.00 per share, is comprised of six series:
     Tele-Communications, Inc. Series A TCI Group Common Stock, Tele-Communications, Inc. Series B TCI Group Common Stock, (collectively, the "TCI Group Stock"), Tele-Communications, Inc. Series A Liberty Media Group Common Stock, Tele-Communications, Inc. Series B Liberty Media Group Common Stock, (collectively, the "Liberty Group Stock"), Tele-Communications, Inc. Series A TCI Ventures Group Common Stock and Tele-Communications, Inc. Series B TCI Ventures Group Common Stock, (collectively, the "TCI Ventures Group Stock").

     The TCI Group Stock is intended to reflect the separate performance of the "TCI Group," which is comprised of TCI's domestic cable and communications business. The Liberty Group Stock is intended to reflect the separate performance of the "Liberty Media Group," which is comprised of TCI's businesses, and investments in entities, that are engaged in the production, acquisition and distribution through all available formats and media of branded entertainment, educational and informational programming and software, including multimedia products, and its investments in entities engaged in electronic retailing, direct marketing, advertising sales relating to programming services, informercials and transaction processing. The TCI Ventures Group Stock is intended to reflect the separate performance of the "TCI Ventures Group," which is comprised of TCI's principal international assets and businesses and substantially all of TCI's non-cable and non-programming domestic assets and businesses. TINTA is attributed to TCI Ventures Group.

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

     During the nine months ended September 30, 1998 and 1997, the most significant entities that were reflected in the Company's consolidated financial statements on a consolidated basis were engaged in (i) the multi-channel video distribution business (the "cable" business) in Puerto Rico (the "Puerto Rico Subsidiary") and in Buenos Aires, Argentina (through the October 1, 1997 deconsolidation of Cablevision, see note 5) and (ii) the distribution and production of programming for multi-channel video distribution systems (the "programming business") in Argentina (since the August 21, 1998 acquisition of Pramer, SCA, see note 4).

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

     From time to time, the Company uses certain derivative financial instruments to manage its foreign currency risks. Amounts receivable or payable pursuant to derivative financial instruments that qualify as hedges of existing assets, liabilities and firm commitments are deferred and reflected as an adjustment of the carrying amount of the hedged item. Market value changes in all other derivative financial instruments are recognized currently in the consolidated statements of operations. At September 30, 1998, the Company had no material deferred hedging gains or losses and was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

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

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

     Unless otherwise indicated, convenience translations of foreign currencies into U.S. dollars are calculated using the applicable spot rate at September 30, 1998, as published in the Wall Street Journal.

(2)  Loss Per Common Share
     ---------------------

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

     The basic and diluted loss attributable to TINTA stockholders per common share was computed by dividing the net loss attributable to TINTA stockholders by a weighted average number of common shares outstanding of
     (i) 115.3 million for each of the three month periods ended September 30, 1998 and 1997, and (ii) 115.3 million and 116.6 million for the nine months ended September 30, 1998 and 1997, respectively. Potential common shares were not included in the computation of weighted average shares outstanding because their inclusion would be anti-dilutive.

     At September 30, 1998, there were 15.4 million potential common shares consisting of performance awards and convertible securities that could potentially dilute future earnings per share calculations in periods of net income. Such potential common share amount does not take into account the assumed number of shares that would be repurchased by TINTA upon the exercise of the performance awards and the conversion of TINTA's convertible securities. No material changes in the weighted average outstanding shares or potential common shares occurred after September 30, 1998.

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows
     -----------------------------------------------------------------

     Cash paid for interest was $21.3 million and $25.5 million during the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was not significant during the nine months ended September 30, 1998 and was $11.7 million during the nine months ended September 30, 1997.

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

         Cash paid for acquisitions is as follows:

                                                                                Nine months ended
                                                                                  September 30,
                                                                             -----------------------
                                                                              1998             1997
                                                                             ------           ------
                                                                               amounts in thousands
           Recorded value of assets acquired                                  $ 117,089        63,556
           Issuance of notes payable                                            (65,000)           --
           Liabilities assumed (including debt of  $65.0 million and $32.3
               million in 1998 and 1997, respectively)                          (21,234)      (38,482)

           Increase in minority interests in equity of subsidiaries                  --        (1,515)
                                                                              ---------     ---------
                    Cash paid for acquisitions                                $  30,855        23,559
                                                                              =========     =========

     The effects of changing the method of accounting for the Company's ownership interest in Flextech p.l.c. ("Flextech"), effective January 1, 1997, from the consolidation method to the equity method (see note 7) are summarized below (amounts in thousands):

           Assets reclassified to equity investments                             $ 177,003
           Liabilities reclassified to equity investments
                                                                                   (72,512)
           Minority interests in equity of subsidiary reclassified to
               equity investments                                                 (142,633)
                                                                                 ---------
           Decrease in cash and cash equivalents                                 $ (38,142)
                                                                                 =========

(4)  Acquisitions
     ------------

     On August 21, 1998, TINTA purchased 100% of the issued and outstanding common stock of Pramer SCA ("Pramer"), an Argentine programming company, for $32 million in cash and the issuance of notes payable in the amount of $65 million (the "Pramer Notes"). See note 9. In accordance with the purchase method of accounting, the purchase price was allocated using the estimated fair values of the net assets acquired and Pramer has been included in the Company's consolidated financial statements since the August 21, 1998 acquisition date. The $101 million excess of the purchase price over the fair value of the tangible net assets acquired is being amortized over ten years.

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

(5)  Cablevision
     -----------

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

     On November 9, 1998, Cablevision and the lenders under its $1.1 billion loan facility agreed to an extension of $950 million of outstanding borrowings under the facility until December 15, 1998. At that time, outstanding borrowings are to be refinanced through (i) $550 million of indebtedness, which is expected to be issued under Cablevision's medium term note program, and (ii) $400 million of support from Cablevision's shareholder's, including TINTA. TINTA's portion of such support aggregates approximately $84.8 million and will be made through (i) a $42.4 million capital contribution to Cablevision and (ii) the guarantee of senior indebtedness of Cablevision and/or subordinated loans from TINTA to Cablevision in the aggregate amount of $42.4 million.

     During the fourth quarter of 1998, one of the Cablevision shareholders exercised a put right that, under certain circumstances, could require TINTA to purchase a portion of such shareholder's ownership interest for cash consideration of up to $36 million, one-third of which would be paid on December 15, 1998 and the remaining amount would be paid in four semi-annual installments. Additionally, the Cablevision shareholders' agreement contains a buy-sell provision that, under certain circumstances, could require TINTA to purchase other shareholders' ownership interests.

     Summarized unaudited results of operations of Cablevision for the nine months ended September 30, 1998 are as follows (amounts in thousands):

           Revenue                                                               $ 337,323
           Operating, selling, general and administrative expenses                (241,977)
           Depreciation and amortization                                           (54,559)
                                                                                 ---------
               Operating income                                                     40,787

           Interest expense, net                                                   (66,794)
           Other, net                                                               (6,731)
                                                                                 ---------
               Net loss                                                          $ (32,738)
                                                                                 =========

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements


(6)  Investment in Telewest
     ----------------------

     At September 30, 1998, the Company indirectly owned, through its 50% ownership interest in TW Holdings, L.L.C. 463,438,960 or 21.7% of the issued and outstanding Telewest ordinary shares. The reported closing price on the London Stock Exchange of Telewest's ordinary shares was (Pound)1.35 ($2.30) per share at September 30, 1998.

     Effective September 1, 1998, Telewest and General Cable PLC ("General Cable") consummated a merger (the "General Cable Merger") in which holders of General Cable received 1.243 new Telewest shares and (Pound)0.65 ($1.11) in cash for each share of General Cable. In addition, holders of American Depository Shares of General Cable ("General Cable ADSs") (each representing five General Cable shares) received 6.215 new Telewest shares and (Pound)3.25 ($5.53) in cash for each share of General Cable ADSs. The General Cable Merger was valued at approximately (Pound)649 million ($1.1 billion).

     The cash portion of the General Cable Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (Pound)0.925 ($1.57) per share (the "Telewest Offer"). TINTA subscribed to 84,688,960 Telewest ordinary shares at an aggregate cost of (Pound)78.3 million ($133.1 million) in the Telewest Offer. Immediately following the Telewest Offer, TINTA owned 27.8% of the issued and outstanding Telewest ordinary shares.

     In connection with the General Cable Merger, TINTA also converted its entire holdings of Telewest convertible preference shares (132,638,250 shares) into Telewest ordinary shares. As a result of the General Cable Merger, TINTA's ownership interest in Telewest decreased to 21.7%. In connection with such dilution, TINTA recognized a non-cash gain of $58.0 million (excluding related tax expense of $20.3 million) during the third quarter of 1998.

     As a result of Telewest's issuance of U.S. dollar denominated debentures (the "Telewest Debentures"), changes in the exchange rate used to translate the U.S. dollar into the UK pound sterling will cause Telewest to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier. During the nine months ended September 30, 1998 and 1997, Telewest experienced foreign currency transaction gains (losses) of (Pound)11.1 million ($18.5 million using the applicable exchange rate) and (Pound)(32.8 million) ($54.5 million using the applicable exchange rate), respectively, resulting from the translation of the Telewest Debentures into UK pounds sterling and the adjustment of a related foreign currency option contract to market value.

     The functional currency of Telewest is the UK pound sterling. The average exchange rate used to translate the Company's share of Telewest's operating results from UK pounds to U.S. dollars was 1.6584 to 1 and 1.6393 to 1 during the nine months ended September 30, 1998 and 1997, respectively. The spot rate used to translate the Company's share of Telewest's net assets from UK pounds to U.S. dollars was 1.7000 to 1 and 1.6508 to 1 at September 30, 1998 and December 31, 1997, respectively.

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

     Summarized unaudited results of operations of Telewest are as follows:

                                                          Nine months ended
                                                            September 30,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
                                                         amounts in thousands
Revenue                                               $ 604,537         460,646
Operating, selling, general and
   administrative expenses                             (456,421)       (408,038)
Depreciation and amortization                          (281,106)       (239,987)
                                                      ---------       ---------

      Operating loss                                   (132,990)       (187,379)

Share of losses of affiliates                           (25,951)        (26,078)
Interest expense, net                                  (209,585)       (154,510)
Foreign currency transaction gain (loss)                 18,511         (54,487)
Other, net                                                2,051             339
                                                      ---------       ---------

      Net loss                                        $(347,964)       (422,115)
                                                      =========       =========

(7)  Investments in Other Affiliates
     -------------------------------

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

     The Company has guaranteed notes payable and other obligations of certain of the Other Affiliates (the "Guaranteed Obligations"). At September 30, 1998, the U.S. dollar equivalent of the amounts borrowed pursuant to the Guaranteed Obligations aggregated approximately $123 million.

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

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

     The following table reflects the Company's carrying value (including receivables) of the Other Affiliates:

                                                         September 30,  December 31,
                                                             1998          1997
                                                         ------------   -----------
                                                             amounts in thousands
Flextech (a)                                               $255,606      261,453
Liberty/TINTA LLC ("Liberty/TINTA")(b)                      124,383      115,720
MultiThematiques S.A
  ("MultiThematiques")                                       74,670       68,335
Jupiter Telecommunications Co., Ltd. ("Jupiter")             45,170       49,197
Bresnan International Partners (Poland), L.P.
  ("BIP Poland")                                             23,726       26,110
United International Investments ("UII") (c)                 23,682       26,966
Bresnan International Partners (Chile), L.P.                 18,720       22,863
Jupiter Programming Co., Ltd. ("JPC")                        17,688       15,582
Other                                                        15,717       16,099
                                                           --------      -------

                                                           $599,362      602,325
                                                           ========      =======

(a)  Flextech
     --------

     At September 30, 1998, the Company owned 57,889,032 Flextech ordinary shares ("Flextech Ordinary Shares") representing 36.8% of the issued and outstanding Flextech share capital and, when combined with a special voting share owned by TINTA, 50% of the aggregate voting interests attributable to such Flextech share capital. Based upon the (Pound)5.73 ($9.74) per share closing price at September 30, 1998 of the Flextech Ordinary Shares on the London Stock Exchange, the Flextech Ordinary Shares owned by the Company had an aggregate market value of (Pound)332 million ($564 million) at September 30, 1998.

                                                                     (continued)

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.
           (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

     In April 1997, Flextech and BBC Worldwide Limited ("BBC Worldwide") formed two separate joint ventures (the "Principal Joint Venture" and the "Second Joint Venture", collectively, the "BBC Joint Ventures"). Flextech has undertaken to finance the working capital requirements of the Principal Joint Venture, and is obligated to provide the Principal Joint Venture with a primary credit facility of (Pound)88 million ($150 million) and, subject to certain restrictions, a standby credit facility of (Pound)30 million ($51 million). As of September 30, 1998, the Principal Joint Venture had borrowed (Pound)13.6 million ($23.1 million) under the primary credit facility. Flextech has also agreed to make available to the Second Joint Venture, if required, funding of up to (Pound)10 million ($17 million). As of September 30, 1998, Flextech had funded (Pound)7.5 million ($12.8 million) to the Second Joint Venture under such obligation. If Flextech defaults in its funding obligation to the Principal Joint Venture and fails to cure within 42 days after receipt of notice from BBC Worldwide, BBC Worldwide is entitled, within the following 90 days, to require that the Company assume all of Flextech's funding obligations to the Principal Joint Venture (the "Standby Commitment").

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

     During the third quarter of 1997, Fox Sports International distributed (i) its 35% interest in Torneos y Competencias S.A. ("Torneos") to Liberty/TINTA and (ii) certain Australian sports rights to News Corp. On October 2, 1997 TINTA purchased a 5% direct interest in Torneos from an unaffiliated third party for $12 million. As of September 30, 1998, TINTA had made cash contributions to Torneos on the behalf of Liberty/TINTA of $56.5 million.

(c)  UII

     At September 30, 1998, UII owned approximately 50.0%, 46.6% and 45.0% of Melita Cable TV Limited ("Melita"), Tevel Israel International Communications Ltd. ("Tevel") and Princes Holding Limited ("PHL"), respectively. Through UII, TINTA owned 50.0%, 50.0% and 55.6% of the foregoing Melita, Tevel and PHL ownership interests. Melita and Tevel operate cable television systems in Malta and Israel, respectively. PHL is an Irish cable and microwave-multichannel distribution operator.


     On November 6, 1998, UII distributed to TINTA a 45% interest in PHL. Immediately following the distribution, TINTA sold its interests in UII to United International Holdings, Inc. ("UIH") for $68 million plus an additional 5% interest in PHL. TINTA now owns a 50% interest in PHL and no longer holds an interest in Tevel and Melita.


     The following table reflects the Company's share of losses of the Other
     Affiliates:

                                                          Nine months ended
                                                            September 30,
                                                     ---------------------------
                                                       1998               1997
                                                     --------           --------
                                                        amounts in thousands
Jupiter                                              $17,270              17,173
Liberty/TINTA                                         15,917              11,364
MultiThematiques                                      14,690               9,337
JPC                                                   10,941              12,614
BIP Poland                                             7,109               1,507
Other                                                 13,396              22,510
                                                     -------             -------

                                                     $79,323              74,505
                                                     =======             =======


                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

Summarized unaudited results of operations of the Other Affiliates by geographic region for the periods in which the Company used the equity method to account for its investments in the Other Affiliates are as follows:

                                          Nine months ended September 30, 1998
                                   -------------------------------------------------
                                                                  Latin
                                                               America and
                                                  Asia and          the
                                     Europe       Australia      Caribbean     Total
                                     ------       ---------     -----------    -----
                                                  amounts in thousands
Combined Operations
-------------------
Revenue                            $ 228,188       155,684        59,405       443,277
Operating, selling, general and
   administrative expenses          (259,033)     (199,427)      (50,882)     (509,342)
Depreciation and amortization        (16,098)      (17,257)       (6,520)      (39,875)
                                   ---------     ---------     ---------     ---------

        Operating income (loss)      (46,943)      (61,000)        2,003      (105,940)

Interest expense, net                 (4,866)       (2,248)       (7,314)      (14,428)
Other, net                           (34,092)        4,319       (41,190)      (70,963)
                                   ---------     ---------     ---------     ---------

        Net loss                   $ (85,901)      (58,929)      (46,501)     (191,331)
                                   =========     =========     =========     =========


                                          Nine months ended September 30, 1997
                                   -------------------------------------------------

                                                               America and
                                                  Asia and         the
                                    Europe       Australia      Caribbean      Total
                                    ------       ---------     -----------     -----
                                                  amounts in thousands
Combined Operations
Revenue                            $ 208,824       216,128         6,559       431,511
Operating, selling, general and
   administrative expenses          (256,946)     (231,808)       (5,375)     (494,129)
Depreciation and amortization        (17,779)      (13,851)       (4,723)      (36,353)
                                   ---------     ---------     ---------     ---------

        Operating loss               (65,901)      (29,531)       (3,539)      (98,971)


Interest income (expense), net         2,551       (13,128)       (4,410)      (14,987)
Other, net                            (4,415)      (29,118)      (20,569)      (54,102)
                                   ---------     ---------     ---------     ---------


        Net loss                   $ (67,765)      (71,777)      (28,518)     (168,060)
                                   =========     =========     =========     =========

                                                                     (continued)

                   TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(8)  Other Investments

     The components of other investments are set forth below:



                                                   September 30,       December 31,
                                                       1998                1997
                                                   ------------        ------------
                                                        amounts in thousands

     DTH Ventures (a)                                $52,944              24,933
     Other (b)                                         7,370               8,079
                                                     -------             -------

                                                     $60,314              33,012
                                                     =======             =======

(a)  DTH Ventures

     TINTA has formed strategic partnerships with News Corp., Organizacoes Globo and Grupo Televisa S.A. to develop and operate a direct-to-home satellite service for Latin America, Mexico, and various Central and South American countries (collectively, the "DTH Ventures"). Through September 30, 1998, TINTA had contributed $52.9 million to the DTH Ventures. It is anticipated that TINTA could be required to make additional cash contributions to the DTH Ventures. In addition, as of September 30, 1998, TINTA had guaranteed approximately $174 million of the DTH Ventures' financial obligations.

(b)  Other

     On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million.

(9)  Debt

     The components of debt are as follows:


                                                         September 30,   December 31,
                                                            1998            1997
                                                        ------------     ----------
                                                            amounts in thousands
       Convertible Subordinated
         Debentures (a)                                   $345,000        345,000
       TVG LLC Credit Facility,
         including accrued interest (b)                    145,006             --
       Puerto Rico Subsidiary (c)                           90,295         45,042
       Pramer Notes (d)                                     65,731             --
                                                          --------       --------
                                                          $646,032        390,042
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


(b) The revolving subordinated credit agreement with TVG LLC, as creditor, and TINTA, as borrower, (the "TVG LLC Credit Facility") is a subordinated unsecured revolving credit facility that initially provided for loans from TCI to the Company in an aggregate outstanding principal amount of up to $200 million. As of September 10, 1997, TCI assigned all of its rights, interests and obligations in and to the TVG LLC Credit Facility to TVG LLC. At the time of such assignment, no borrowings were outstanding under the TVG LLC Credit Facility. In connection with the assignment, the parties agreed to extend the maturity date of the TVG LLC Credit Facility to September 10, 2002, at which time all borrowings, together with all accrued interest thereon, will be payable and the parties reduced the interest rate on the TVG LLC Credit Facility from 13% to 10%. If at any time TVG LLC shall beneficially own capital stock of TINTA representing less than a majority in voting power of the outstanding shares of TINTA capital stock entitled to vote for the election of directors, TVG LLC may terminate its obligation to make further loans under the TVG LLC Credit Facility upon two business days prior notice to TINTA. Borrowings of $144.2 million were outstanding pursuant to the TVG LLC Credit Facility at September 30, 1998. The TVG LLC Credit Facility requires an annual credit facility fee in an amount equal to 3/8% of the unused borrowing availability under such facility. Such credit facility fees were not material during each of the nine month periods ended September 30, 1998 and 1997. During the nine months ended September 30, 1998 and 1997, interest expense related to the TVG LLC Credit Facility was not significant.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(c) At September 30, 1998, the Puerto Rico Subsidiary had amounts outstanding under the Puerto Rico Bank Facility of $90.0 million. The Puerto Rico Bank Facility is unsecured and provides for maximum borrowing commitments of $100 million. The availability of such commitments for borrowing is subject to the Puerto Rico Subsidiary's compliance with applicable financial covenants and other customary conditions. Commencing March 31, 2000, the maximum commitments will be reduced quarterly through March 31, 2006. Borrowings under the Puerto Rico Bank Facility bear interest at variable rates. In addition, the Puerto Rico Subsidiary is required to pay a commitment fee equal to 0.375% on the average daily unused portion of the maximum borrowing commitments, payable quarterly in arrears and at maturity. The Puerto Rico Bank Facility contains restrictive covenants which require, among other things, the maintenance of certain financial ratios (primarily the ratios of cash flow to total debt and cash flow to debt service, as defined), and includes certain limitations on indebtedness, investments, guarantees, acquisitions, dispositions, dividends, liens and encumbrances, and transactions with affiliates. If TCI's ownership interest in TINTA were to fall below 50.1%, borrowings under the Puerto Rico Bank Facility would be secured by the assets of the Puerto Rico Subsidiary and the variable interest rates on such borrowings would be increased.

     As described more fully in note 11, on September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary has submitted a claim to its insurance carrier for its damaged property and loss of revenue. The Puerto Rico Subsidiary anticipates that its estimated loss of revenue will exceed its business interruption insurance. Such uncovered losses could cause the Puerto Rico Subsidiary to be in violation of certain financial covenants with respect to the Puerto Rico Bank Facility in the fourth quarter of 1998 and the first quarter of 1999. Violations of certain financial covenants will prevent the Puerto Rico Subsidiary from borrowing any unused borrowing commitments and could result in the acceleration of amounts due under the Puerto Rico Bank Facility. The Puerto Rico Subsidiary is in discussions with the lenders of the Puerto Rico Bank Facility regarding possible remedies of any potential violations of financial covenants.

(d) In connection with TINTA's acquisition of Pramer, TINTA issued $65 million principal amount of secured promissory notes. Interest of $731,000 on the Pramer Notes has been included in the principal amount at September 30, 1998. TINTA made an $11 million payment on the Pramer Notes on October 1, 1998 and the remainder of the Pramer Notes are due in 20 equal monthly installments beginning October 15, 1998 and accrue interest at 9.25%.


With the exception of the Debentures, which had a fair value of $336 million, the Company believes the carrying value of the Company's debt approximates its fair value at September 30, 1998.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

                    TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

(10) Related Party Transactions
     --------------------------

     Due from related parties

     The components of "Due to (from) related parties" are as follows:

                                                    September 30,    December 31,
                                                        1998             1997
                                                    -------------    ------------
                                                       amounts in thousands
     TVG LLC Note Receivable (a)                     $     --          (88,707)
     Non-Cash Intercompany Account (b)                 (28,059)           4,823
     Cash Intercompany Account (c)                       5,211            5,772
                                                      --------         --------
                                                      $(22,848)         (78,112)
                                                      ========         ========

(a) In December 1997, amounts outstanding under TINTA's note receivable from TCI were assigned to TVG LLC (the "TVG LLC Note Receivable"). The TVG LLC Note Receivable was repaid in its entirety during the third quarter of 1998. During the nine months ended September 30, 1998 and 1997, interest income related to the TVG LLC Note Receivable aggregated $1.7 million and $4.3 million, respectively.

                    TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(b) At September 30, 1998, the non-cash intercompany account (the "Non-Cash Intercompany Account") with TVG LLC was comprised of $3.5 million due to TVG LLC with respect to TINTA's share of TCI's compensation liability arising from certain stock appreciation rights and stock options (the "TCI Compensation Liability") and $31.6 million due from TVG LLC with respect to the allocation of current intercompany income tax benefits pursuant to a tax sharing agreement as described below. The TCI Compensation Liability, which represents TINTA's share of TCI's stock compensation liability, will be settled in cash only to the extent that TCI is required to make cash payments to satisfy the TCI Compensation Liability. As described below, changes in the TCI Compensation Liability have been included in the accompanying consolidated statements of operations. Amounts included in the Non-Cash Intercompany Account are non-interest bearing.

(c) Amounts included in the cash intercompany account (the "Cash Intercompany Account") with TVG LLC are required to be settled within 30 days following notification. Any payable amounts that remain outstanding after such 30-day period generally are treated as adjustments of the outstanding borrowings pursuant to the TVG LLC Credit Facility. Amounts included in the Cash Intercompany Account are non-interest bearing.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements



     Other Related Party Transactions

     During the third quarter of 1998, TINTA exercised its right to require Liberty Media Group to purchase from TINTA 2,710,406 shares of TCI Music, Inc. Series A common stock for $8.00 per share. Due to the related party nature of the transaction, TINTA has reflected its $21.7 million gain on such sale as an increase to stockholders' equity in the accompanying consolidated financial statements.


     Certain key employees of TINTA hold stock options with tandem stock appreciation rights ("SARs") with respect to certain common stock of TCI. Estimates of the compensation expense relating to SARs have been included in the accompanying consolidated statements of operations, but are subject to future adjustment based upon the vesting and market value of the underlying TCI common stock and ultimately on the final determination of market value when the rights are exercised. The estimated compensation adjustment with respect to SARs resulted in increases to TINTA's share of TCI's stock compensation liability of $5.6 million and $6.6 million for the nine months ended September 30, 1998 and 1997, respectively. Such compensation adjustments are included in corporate general and administrative costs and expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 1998, TINTA made cash payments relating to its share of TCI's stock compensation obligations of $14.3 million.

                    TELE-COMMUNICATIONS INTERNATIONAL, Inc.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Corporate expenses are allocated to TINTA based upon the cost of general and administrative services provided. Through September 9, 1997, such corporate expenses were allocated pursuant to a services agreement between TINTA and TCI. In connection with the September 10, 1997 consummation of the Exchange Offer, TCI attributed its rights and obligations under such services agreement to TVG LLC. The amounts allocated to the Company for the nine months ended September 30, 1998 and 1997 aggregated $1.5 million and $1.3 million, respectively.


     Pursuant to an employment agreement, TINTA issued 23,194 shares of Series A Common Stock to one of its executive officers during the third quarter of 1998. The $500,000 fair value of such shares is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.


     The Puerto Rico Subsidiary purchases programming services from a subsidiary of TCI. The charges, which approximate such TCI subsidiary's cost and are based on the aggregate number of subscribers served by the Puerto Rico Subsidiary, aggregated $3.8 million and $4.9 million during the nine months ended September 30, 1998 and 1997, respectively. Such programming charges are included in operating costs and expenses in the accompanying consolidated statements of operations.


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     As further described in note 5, effective October 1, 1997, the Company ceased to consolidate Cablevision and began to account for Cablevision under the equity method of accounting. Cablevision purchases programming services from certain affiliates. The related charges generally are based upon the number of Cablevision's subscribers that receive the respective services. During the nine months ended September 30, 1997, such charges aggregated $11.8 million. Additionally, certain of Cablevision's general and administrative functions are provided by affiliates. The related charges, which generally are based upon the respective affiliate's cost of providing such functions, aggregated $2.3 million during the nine months ended September 30, 1997. The above-described programming and general and administrative charges are included in operating costs and expenses in the accompanying consolidated statements of operations.

     During 1996, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, transferred, subject to regulatory approval, certain distribution equipment to a subsidiary of TINTA in exchange for a (Pound)14,950,000 ($23.3 million using the applicable exchange rate) principal amount promissory note (the "TVG LLC Promissory Note"). The TVG LLC Promissory Note was contributed by TCIC to TVG LLC in connection with the September 10, 1997 consummation of the Exchange Offer. The distribution equipment was subsequently leased back to TCIC over a five year term with semi-annual payments of (Pound)998,000 ($1.7 million), plus expenses. Effective October 1, 1997, such distribution equipment was transferred back to TCIC and the related lease and the TVG LLC Promissory Note were canceled. During the nine months ended September 30, 1997, (i) the U.S. dollar equivalent of interest expense incurred with respect to the TVG LLC Promissory Note was $1.2 million, (ii) the U.S. dollar equivalent of the lease revenue under the above-described lease agreement aggregated $3.2 million, and (iii) the Company experienced foreign currency transaction losses of $1.2 million with respect to the TVG LLC Promissory Note.


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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


(11) Commitments and Contingencies
     -----------------------------

     The Company has guaranteed the obligation of an affiliate (The Premium Movie Partnership) to pay fees for the license to exhibit certain films through 2000. Although the aggregate amount of The Premium Movie Partnership's license fee obligations is not currently estimable, the Company believes that the aggregate payments pursuant to such obligations could be significant. If the Company were to fail to fulfill its obligations under the guarantee, the beneficiaries have the right to demand an aggregate payment from the Company of approximately $32 million. In connection with this guarantee, the Company has agreed to maintain a defined net worth (cash equivalents plus the fair value of securities listed on an exchange less liabilities) of at least $150 million. If the Company's net worth (as defined) were to fall below $150 million, TCI has agreed to subordinate any intercompany amounts owed by the Company to TCI to the Company's obligation pursuant to this guarantee. Although the Company has not had to perform under such guarantee to date, the Company cannot be certain that it will not be required to perform under such guarantee in the future.


     For information concerning the Company's commitments and contingent liabilities with respect to certain affiliates and other matters, see notes 5, 7, 8, 10 and 12.


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

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL,INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     On September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary's cable television systems represent $35.9 million of the Company's revenue for the nine months ended September 30, 1998. The Puerto Rico Subsidiary has property and business interruption insurance aggregating $15 million that is subject to a deductible of $1 million. The Puerto Rico Subsidiary has submitted a property damage claim to its insurance carrier for approximately $12 million which represents the estimated replacement cost of its damaged property. As a result of the damage caused by Hurricane Georges, the Puerto Rico Subsidiary, at September 30, 1998, recorded an impairment to reduce the net book value of the damaged property and equipment by $8.3 million and recorded a receivable in the same amount for a portion of the estimated proceeds under its property insurance coverage. Subsequent to September 30, 1998, the Puerto Rico Subsidiary received a $2 million advance on its insurance coverage from the insurance carrier. TINTA has applied $1 million of such advance to property losses and $1 million to business interruption losses. The balance of the receivable is deemed probable of collection.

     Although there can be no assurance, the Puerto Rico Subsidiary currently estimates that 85% of its cable distribution systems and related support equipment will be restored by the end of 1998 and fully restored by the end of the first quarter of 1999. In addition to property damage caused by Hurricane Georges, the Puerto Rico Subsidiary will also suffer a loss in revenue from its pre-hurricane customers. As of September 30, 1998, approximately 23% of the Puerto Rico Subsidiary's pre-hurricane basic customers were receiving cable television services. Although there can be no assurance, the Puerto Rico Subsidiary estimates that it will regain 80% and 100% of its pre-hurricane customer base by December 31, 1998 and June 30, 1999, respectively. The loss of revenue from September 21, 1998 through December 31, 1998 has been preliminarily estimated at $7 million, of which $1 million relates to the period from September 21, 1998 through September 30, 1998. In addition, the estimated loss of revenue for the first quarter of 1999 is approximately $3 million. The Puerto Rico Subsidiary's business interruption insurance will cover the first $3 million in lost revenue. The Puerto Rico Subsidiary currently estimates that lost revenue of approximately $7 million will not be covered under its business interruption insurance. However, no assurance can be given that the Puerto Rico Subsidiary will not incur losses in excess of current estimates. In addition, all insurance claims are subject to approval by the Puerto Rico Subsidiary's insurance carrier. Accordingly, no assurance can be given that amounts claimed under the Puerto Rico Subsidiary's insurance coverage will be paid in their entirety.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     On January 1, 1999, eleven of the fifteen European Union countries (the "Participating Countries") will adopt a new currency, the "euro". The other members of the European Union countries (Denmark, Greece, the United Kingdom and Sweden) have elected not to adopt the euro at this time. In connection with the adoption of the euro, (i) a fixed conversion rate will be established between the existing currencies of the Participating Countries (the "legacy currencies") and the euro, (ii) the legacy currencies will trade on currency exchanges and will remain legal tender in the Participating Countries through January 1, 2002 and (iii) the Participating Countries will no longer control their own monetary policies. Instead, the new European Central Bank will direct monetary policy, including money supply and official interest rates of the euro. Certain of TINTA's affiliates (primarily MultiThematiques and UII) have operations in the Participating Countries. Management of TINTA has had communications with such affiliates to assess the impact of the euro conversion on TINTA. Although there can be no assurance, TINTA anticipates that the euro conversion will not have an adverse material effect on it's financial position, results of operations or cash flows.

(12) Year 2000
     ---------

     During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TINTA's most critical systems, equipment, and facilities. TCI also continued its efforts to verify the year 2000 readiness of TINTA's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

     TCI formed a year 2000 Program Management Office (the "PMO") to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TINTA's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCI.

     The PMO has defined a four-phase approach to determining the year 2000 readiness of TINTA's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TINTA's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TINTA's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TINTA. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements


     At September 30, 1998, TINTA's overall progress by phase was as follows:

                                                              Percentage of all
                                                              Equipment/Systems
                 Phase                                            In Phase*
                 -----                                        -----------------

        Phase 1-Assessment                                             96%
        Phase 2-Remediation                                            89%
        Phase 3-Testing                                                11%
        Phase 4-Implementation                                          4%

     ---------------------
     *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.


     TINTA is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. During the three months ended September 30, 1998, TINTA continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TINTA's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TINTA's cable service. TINTA has received information that the most critical systems, services or products supplied to TINTA by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TINTA is currently developing contingency plans for systems provided by vendors who have not responded to TINTA's surveys.

     In addition to the survey process described above, management of TINTA has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TINTA is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.



                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                  Notes to Consolidated Financial Statements

     Significant market value is associated with TINTA's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TINTA is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TINTA has surveyed and monitored the year 2000 status of certain privately-held business entities in which TINTA has significant investments.


     Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were approximately $200,000 and zero, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were approximately $200,000 and zero, respectively. Management of TINTA currently estimates the remaining costs to be not less than $1.2 million, bringing the total estimated cost associated with TINTA's year 2000 remediation efforts to be not less than $1.4 million, including TINTA's pro rata share of the $32 million cost for replacement of noncompliant information technology ("IT") systems. Also included in this estimate is TINTA's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services.


     TCI is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TINTA consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.


     The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that TINTA's systems or the systems of other companies on which TINTA relies will be converted in time or that any such failure to convert by TINTA or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.


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


(13) Proposed Mergers
     ----------------

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


                                                                     (continued)

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.
          (A Majority-Owned Subsidiary of Tele-Communications, Inc.)

                   Notes to Consolidated Financial Statements

     On August 24, 1998, the Company announced its Board of Directors had approved a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI, through the acquisition by Liberty Media Group of all of the outstanding shares of common stock of the Company not beneficially owned by TCI Ventures Group. Under the agreement, each outstanding share of TINTA Series A Stock not already owned by TCI Ventures Group will be converted into 0.58 of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock, subject to possible adjustment. The merger agreement provides that if the 0.58 exchange rate would yield a value to TINTA stockholders (other than TCI) of less than $22.00 per share of TINTA Series A Stock, then Liberty Media Group would be required to either increase the exchange ratio to an amount that would yield a value of $22.00 per share or terminate the merger agreement. Such value will be based upon the average of the closing sales price of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock during a five day trading period ending shortly before the closing date of the merger. Consummation of the merger, which is expected to occur in the fourth quarter of 1998, is subject to customary closing conditions. Accordingly, no assurance can be given that the merger will be consummated.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

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

     Certain statements included in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; general economic and business conditions and industry trends; uncertainties inherent in proposed business strategies; uncertainties inherent in the changeover to the year 2000, including the Company's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; changes in exchange rates; changes in repatriation rights; governmental upheaval; bribery and corruption; loss of control of operations; competitor responses to the Company's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

Hurricane Georges
-----------------

     On September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary's cable television systems represent $35.9 million of the Company's revenue for the nine months ended September 30, 1998. The Puerto Rico Subsidiary has property and business interruption insurance aggregating $15 million that is subject to a deductible of $1 million. The Puerto Rico Subsidiary has submitted a property damage claim to its insurance carrier for approximately $12 million which represents the estimated replacement cost of its damaged property. As a result of the damage caused by Hurricane Georges, the Puerto Rico Subsidiary, at September 30, 1998, recorded an impairment to reduce the net book value of the damaged property and equipment by $8.3 million and recorded a receivable in the same amount for a portion of the estimated proceeds under its property insurance coverage. Subsequent to September 30, 1998, the Company received a $2 million advance on its insurance coverage from the insurance carrier. TINTA has applied $1 million of such advance to property losses and $1 million to business interruption losses. The balance of the receivable is deemed probable of collection.

     Although there can be no assurance, the Puerto Rico Subsidiary currently estimates that 85% of its cable distribution systems and related support equipment will be restored by the end of 1998 and fully restored by the end of the first quarter of 1999. In addition to property damage caused by Hurricane Georges, the Puerto Rico Subsidiary will also suffer a loss in revenue from its pre-hurricane customers. As of September 30, 1998, approximately 23% of the Puerto Rico Subsidiary's pre-hurricane basic customers were receiving cable television services. Although there can be no assurance, the Puerto Rico Subsidiary estimates that it will regain 80% and 100% of its pre-hurricane customer base by December 31, 1998 and June 30, 1999, respectively. The loss of revenue from September 21, 1998 through December 31, 1998 has been preliminarily estimated at $7 million, of which $1 million relates to the period from September 21, 1998 through September 30, 1998. In addition, the estimated loss of revenue for the first quarter of 1999 is approximately $3 million. The Puerto Rico Subsidiary's business interruption insurance will cover the first $3 million in lost revenue. The Puerto Rico Subsidiary currently estimates that lost revenue of approximately $7 million will not be covered under its business interruption insurance. However, no assurance can be given that the Puerto Rico Subsidiary will not incur losses in excess of current estimates. In addition, all insurance claims are subject to approval by the Puerto Rico Subsidiary's insurance carrier. Accordingly, no assurance can be given that amounts claimed under the Puerto Rico Subsidiary's insurance coverage will be paid in their entirety.

Year 2000
---------

     During the three months ended September 30, 1998, TCI continued its enterprise-wide, comprehensive efforts to assess and remediate its computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of TINTA's most critical systems, equipment, and facilities. TCI also continued its efforts to verify the year 2000 readiness of TINTA's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners and affiliates' year 2000 status.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

     TCI formed a year 2000 Program Management Office to organize and manage its year 2000 remediation efforts. The PMO is responsible for overseeing, coordinating and reporting on TINTA's year 2000 remediation efforts. It is comprised of a 90-member full-time staff and is accountable to executive management of TCI.

     The PMO has defined a four-phase approach to determining the year 2000 readiness of TINTA's systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of TINTA's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the work plans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing TINTA's systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TINTA. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

     At September 30, 1998, TINTA's overall progress by phase was as follows:


                                   Percentage of all
                                   Equipment/Systems           Expected
             Phase                     In Phase*           Completion Date
             -----                 -----------------       ---------------

       Phase 1-Assessment                   96%             December, 1998
       Phase 2-Remediation                  89%               July 1999
       Phase 3-Testing                      11%               July 1999
       Phase 4-Implementation                4%             September 1999

---------------------
*The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.

     The completion dates set forth above are based on TINTA's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

     TINTA is completing an inventory of its important systems with embedded technologies and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by December of 1998.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

     During the three months ended September 30, 1998, TINTA continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to TINTA's operations (e.g., suppliers of addressable controllers and set-top boxes, and the provider of billing services). The year 2000 readiness of such providers is critical to continued provision of TINTA's cable service. TINTA has received information that the most critical systems, services or products supplied to TINTA by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TINTA is currently developing contingency plans for systems provided by vendors who have not responded to TINTA's surveys.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

     In addition to the survey process described above, management of TINTA has identified its most critical supplier/vendor relationships and has instituted a verification process to determine the vendors' year 2000 readiness. Such verification includes, as deemed necessary, reviewing vendors' test and other data and engaging in regular conferences with vendors' year 2000 teams. TINTA is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

     Significant market value is associated with TINTA's investments in certain public and private corporations, partnerships and other businesses. Accordingly, TINTA is monitoring the public disclosure of such publicly-held business entities to determine their year 2000 readiness. In addition, TINTA has surveyed and monitored the year 2000 status of certain privately-held business entities in which TINTA has significant investments.

     TINTA is monitoring Telewest's year 2000 program with respect to its investment in Telewest. Telewest has informed TINTA that a target date of June 1999 has been established for certification of year 2000 compliance of remediated systems. Please refer to the most recent periodic filings of Telewest with the Securities and Exchange Commission for updated information related to Telewest's year 2000 program.

     Year 2000 expenses and capital expenditures incurred in the three months ended September 30, 1998 were approximately $200,000 and zero, respectively. Expenses and capital expenditures incurred in the nine months ended September 30, 1998 were approximately $200,000 and zero, respectively. Management of TINTA currently estimates the remaining costs to be not less than $1.2 million, bringing the total estimated cost associated with TINTA's year 2000 remediation efforts to be not less than $1.4 million, including TINTA's pro rata share of the $32 million cost for replacement of noncompliant IT systems. Also included in this estimate is TINTA's pro rata share of the $9 million in future payments to be made by the PMO pursuant to unfulfilled executory contracts or commitments with vendors for year 2000 remediation services. Although no assurances can be given, management currently expects that (i) cash flow from operations will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with TINTA's year 2000 program will not be material to TINTA's financial position, results of operations or cash flows.

     TCI is a widely distributed enterprise in which allocation of certain resources, including IT support, is decentralized. Accordingly, neither TCI nor TINTA consolidates an IT budget. Therefore, total estimated year 2000 costs as a percentage of an IT budget are not available. There are currently no planned IT projects being deferred due to year 2000 costs.

     The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. Management believes that its year 2000 program will significantly reduce TINTA's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TINTA has deemed critical in regard to customer service, business operations, financial impact or safety.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

     The failure of addressable controllers contained in the cable system headends could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the programmers, premium and adult content channels would not be transmitted until the addressable controller had been repaired.

     TINTA owns investments in cable and programming operators and other businesses. The market value of TINTA's investment in these entities could be adversely impacted by material failures of such entities to address year 2000 remediation issues (including supplier and vendor issues) related to their programming services and businesses. Further, due to tax and strategic considerations, TINTA has a limited ability to dispose of these investments if year 2000 issues develop. Therefore, as a contingency plan, TINTA has undertaken an extensive effort to verify and in certain cases assist in the year 2000 remediation efforts of companies in which it has significant investments.

     Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. TINTA expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). TINTA also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

     In the event that the local public utility cannot supply power, TINTA expects to supply power for a limited time to its cable headends and office sites through backup generators.

     The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by TINTA due to the numerous uncertainties and variables associated with such scenarios.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     TINTA does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

Material Changes in Results of Operations
-----------------------------------------

     As further described in note 5 to the accompanying consolidated financial statements, the October 9, 1997 sale of a portion of TINTA's 51% interest in Cablevision reduced TINTA's interest in Cablevision to 26.2%. As a result of the Cablevision Sale, the Company, effective October 1, 1997, ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. The following table sets forth summary information with respect to Cablevision's results of operations in 1997 (amounts in thousands):

                                                Three months            Nine months
                                                    ended                  ended
                                             September 30, 1997     September 30, 1997
                                             ------------------     ------------------
      Revenue                                    $ 59,309                173,517
      Operating costs and expenses                (37,733)              (105,351)
      Depreciation and amortization               (14,506)               (40,882)
                                                 --------               --------

      Operating income                           $  7,070                 27,284
                                                 ========               ========

     Revenue
     -------

     Revenue decreased $54.6 million or 75% and $163.1 million or 79% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the net effects of (i) the deconsolidation of Cablevision (ii) changes in the Puerto Rico Subsidiary's revenue and (iii) the acquisition of Pramer. Revenue of the Puerto Rico Subsidiary decreased $900,000 or 9% and increased $8.4 million or 23% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. The increase for the nine months ended September 30, 1998 is due primarily to the Caguas Acquisition. The decrease for the three months ended September 30, 1998 is primarily attributable to the effects of Hurricane Georges, as previously described under "General." As of September 30, 1998, approximately 23% of the Puerto Rico Subsidiary's pre-hurricane basic customers were receiving cable television services. Although there can be no assurance, the Puerto Rico Subsidiary estimates that it will regain 80% and 100% of its pre-hurricane customer base by December 31, 1998 and June 30, 1999, respectively.

     Operating Costs and Expenses
     ----------------------------

     Operating costs and expenses decreased $34.4 million or 77% and $98.5 million or 80% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the deconsolidation of Cablevision. Operating costs and expenses of the Puerto Rico Subsidiary decreased $200,000 or 5% and increased $2.0 million or 24% during the three and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. The decrease for the three months ended September 30, 1998 is primarily attributable for the effects of Hurricane Georges, as previously described under "General." The increase for the nine months ended September 30, 1998 is due primarily to the Caguas Acquisition and increased programming costs.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     TINTA incurred corporate, general and administrative expenses of $4.4 million and $8.7 million during the three months ended September 30, 1998 and 1997, respectively, of which $686,000 and $5.3 million were allocated from related parties. TINTA incurred corporate, general and administrative expenses of $20.9 million and $16.4 million during the nine months ended September 30, 1998 and 1997, respectively, of which $7.1 million and $7.9 million were allocated from related parties. General and administrative allocations from related parties are generally based upon the estimated cost of the services provided to the Company. Estimated changes in (i) TINTA's stock compensation liability and (ii) TINTA's share of TCI's stock compensation liability are also reflected in general and administrative expenses. Such estimated increases aggregated $2.0 million and $5.5 million during the three months ended September 30, 1998 and 1997, respectively, and include increases in the Company's share of TCI's stock compensation liability of $200,000 and $4.8 million, respectively. Such estimated increases aggregated $12.5 million and $7.4 million during the nine months ended September 30, 1998 and 1997, respectively, and include increases in the Company's share of TCI's stock compensation liability of $5.6 million and $6.6 million, respectively. Such estimated amounts are subject to future adjustment based upon market value and, ultimately, upon the final determination of the market value of the stock appreciation rights at the time they are exercised.

     Depreciation and amortization expense decreased $12.9 million and $40.9 million or 77% and 83% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily the result of the deconsolidation of Cablevision. Such decreases were partially offset by increased depreciation and amortization resulting from TINTA's acquisition of Pramer.

     Other Income and Expense
     ------------------------

     Telewest has incurred losses since its inception. The Company's share of Telewest's net losses decreased $11.5 million and $21.3 million or 30% and 19% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily attributable to the net effects of (i) changes in foreign currency transaction gains and losses, (ii) an increase in operating cash flow resulting from revenue growth and (iii) an increase in interest expense. In connection with a previous merger transaction, Telewest issued the Telewest Debentures. Changes in the exchange rate used to translate the Telewest Debentures into UK pounds sterling and the adjustment of a foreign currency option contract to market value caused Telewest to experience unrealized foreign currency transaction gains (losses) of
(i) (Pound)12.5 million ($20.9 million using the applicable exchange rate) and (Pound)(8.5 million) ($14.5 million using the applicable exchange rate) during the three months ended September 30, 1998 and 1997, respectively, and (ii) (Pound)11.1 million ($18.5 million using the applicable exchange rate) and (Pound)(32.8 million) ($54.5 million using the applicable exchange rate) during the nine months ended September 30, 1998 and 1997, respectively. It is anticipated that Telewest will continue to experience realized and unrealized foreign currency transaction gains and losses throughout the term of the Telewest Debentures, which mature in 2006 and 2007, if not redeemed earlier.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     As described in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, TINTA ceased to consolidate Cablevision and began to account for Cablevision using the equity method of accounting. TINTA's share of Cablevision's net losses for the nine months ended September 30, 1998 was $14.4 million.

     The Company's share of losses of the Other Affiliates remained relatively constant during the three and nine month periods ended September 30, 1998 and 1997, as increased losses for MultiThematiques, Liberty/TINTA and Flextech were partially offset by a $9.3 million reduction in the Company's share of losses of Asia Business News (Singapore) PTE Ltd. ("ABN") for the nine months ended September 30, 1997. As of December 31, 1997, TINTA surrendered all of its shares of ABN in exchange for a $25 million unsecured note receivable. Accordingly, effective December 31, 1997, TINTA no longer accounts for ABN under the equity method of accounting. The Company expects that the Other Affiliates will continue to incur losses as they continue to expand their operations and/or launch new services. For additional information concerning the Other Affiliates, see note 7 to the accompanying consolidated financial statements.

     Interest expense decreased $2.8 million and $9.9 million or 27% and 35% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such decreases are due to a reduction in interest expense that is attributable to the deconsolidation of Cablevision and the payment in 1997 of all remaining amounts due to MultiThematiques. Such decreases were partially offset by an increase in interest expense attributable to the Puerto Rico Bank Facility.

     On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million. The Company recognized a gain on such sale of $9.2 million. In addition, on September 26, 1997, the Company sold its interest in Sky Network Television New Zealand Ltd. for cash proceeds of $53.0 million. The Company recognized a gain on such sale of $58.4 million.

     Effective September 1, 1998, Telewest and General Cable consummated the General Cable Merger. As a result of the General Cable Merger, TINTA's ownership in Telewest was reduced to 21.6%. In connection with such dilution, TINTA recorded a non-cash gain of $58.0 million (before deducting deferred income taxes of $20.3 million). For additional information regarding the General Cable Merger see note 6 to the accompanying consolidated financial statements.

     Income Taxes
     ------------

     The Company's income tax benefit was $49.9 million and $55.4 million during the nine months ended September 30, 1998 and 1997, respectively. The effective tax rates associated with such benefits were 35% and 40%, respectively. See note 10 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

-----------------------------------------------------

     Net Losses
     ----------

     The Company reported net losses of $92.9 million and $81.6 million during the nine months ended September 30, 1998 and 1997, respectively. Any improvements in the Company's results of operations are largely dependent upon the ability of the Company's operating subsidiaries and affiliates to increase their respective customer bases while maintaining pricing structures and controlling costs. There can be no assurance that any such customer base increases will occur.

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

     TINTA's business strategy also requires that it have the ability to access or raise sufficient funds to allow it to take advantage of new acquisition and joint venture opportunities as they arise, which management of TINTA believes may require the availability of substantial additional funds. Although TINTA had, at September 30, 1998, (i) $55.8 million of borrowing availability pursuant to the TVG LLC Credit Facility and (ii) the ability to access any excess cash and borrowing availability of the Puerto Rico Subsidiary, TINTA's ability to otherwise obtain financing to assist its operating companies and to meet its capital obligations at other than the subsidiary level will be limited because TINTA does not conduct any operations directly. (As described below, TINTA will use $42.4 million of the availability under its credit facility with TCI Ventures Group in December 1998 to fund a capital contribution to Cablevision.) Furthermore, because the Company's assets consist primarily of ownership interests in foreign subsidiaries and affiliates, the repatriation of any cash provided by such subsidiaries' and affiliates' operating activities in the form of dividends, loans or other payments is subject to, among other things, exchange rate fluctuations, tax laws and other economic considerations, as well as applicable statutory and contractual restrictions. Moreover, the liquidity sources of the Company's foreign subsidiaries and affiliates are generally intended to be applied towards the respective liquidity requirements of such foreign subsidiaries and affiliates, and accordingly, do not represent a direct source of liquidity to TINTA. Accordingly, with the exception of any liquidity that may be provided to TINTA by the Puerto Rico Subsidiary, no assurance can be given that TINTA will have access to any cash generated by its foreign operating subsidiaries and affiliates.

     On November 9, 1998, Cablevision and the lenders under its $1.1 billion loan facility agreed to an extension of $950 million of outstanding borrowings under the facility until December 15, 1998. At that time, outstanding borrowings are to be refinanced through (i) $550 million of indebtedness, which is expected to be issued under Cablevision's medium term note program, and (ii) $400 million of support from Cablevision's shareholders, including TINTA. TINTA's portion of such support aggregates approximately $84.8 million, and will be made through
(i) a $42.4 million capital contribution to Cablevision and (ii) the guarantee of senior indebtedness of Cablevision and/or subordinated loans from TINTA to Cablevision in the aggregate amount of $42.4 million.

     During the fourth quarter of 1998, one of the Cablevision shareholders exercised a put right that, under certain circumstances, could require TINTA to purchase a portion of such shareholder's ownership interest for cash consideration of up to $36 million, one-third of which would be paid on December 15, 1998 and the remaining amount would be paid in four semi-annual installments. Additionally, the Cablevision shareholders' agreement contains a buy-sell provision that, under certain circumstances, could require TINTA to purchase other shareholders' ownership interests.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     TINTA held cash and cash equivalents of $13.3 million at September 30, 1998. TINTA does not believe that its present sources of liquidity (including its cash and cash equivalents, borrowing availability pursuant to the TVG LLC Credit Facility and the Puerto Rico Bank Facility, and any funds generated by the operating or financing activities of TINTA's operating subsidiaries and affiliates, subject to the restrictions noted above), will be sufficient for the next year to fund the Company's (i) commitments to its affiliates and (ii) working capital, debt service and capital expenditure requirements. Accordingly, TINTA will be required to obtain additional sources of liquidity in order to satisfy such requirements. Although TINTA's ability to obtain dividends or advances from certain of its operating subsidiaries and affiliates is limited, TINTA's liquidity requirements with respect to its operating subsidiaries and affiliates are reduced to the extent that such operating subsidiaries and affiliates are able to generate funds through their respective operating or financing activities. To the extent that the Company seeks to make significant acquisitions or is required to meet significant future liquidity requirements in addition to those described above, the Company's need for additional sources of liquidity could significantly increase. Other events could occur involving TINTA that could require TINTA to obtain significant additional funds. No assurance can be given, however, that TINTA or its subsidiaries or affiliates will be able to obtain additional financing on terms acceptable to them, or at all.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     The Company's consolidated operating activities provided (used) cash of $(23.3 million) and $32.0 million during the nine months ended September 30, 1998 and 1997, respectively. As discussed in note 5 to the accompanying consolidated financial statements, effective October 1, 1997, Cablevision's cash flows are no longer included in the Company's consolidated statements of cash flows. During the nine months ended September 30, 1997, Cablevision's operating activities provided cash of $40.0 million.

     During the nine months ended September 30, 1998 and 1997, cash used by the Company's investing activities aggregated $239.7 million and $124.3 million, respectively. Such amounts include $250.7 million and $107.6 million, respectively, that were used by the Company to fund investments in, and loans to, affiliates. In addition, the 1997 amount includes a $38.1 million reduction in the Company's cash and cash equivalents as a result of the deconsolidation of Flextech. See note 7 to the accompanying consolidated financial statements. See also the consolidated statements of cash flows included in the accompanying consolidated financial statements.

     Many of TINTA's interests in its subsidiaries and affiliates are governed by partnership and other agreements that require it to contribute capital or make loans to such subsidiaries or affiliates. The failure of TINTA to meet its capital commitments to a particular operating company may have adverse consequences to it and therefore to TINTA.

     Because TINTA generally views its foreign operating subsidiaries and affiliates as long-term investments, TINTA generally does not attempt to hedge existing investments in its foreign affiliates and subsidiaries. Although TINTA monitors foreign currency exchange rates with the objective of mitigating its exposure to unfavorable fluctuations in such rates, TINTA believes that, given the nature of its business, it is not possible or practical to eliminate TINTA's exposure to unfavorable fluctuations in foreign currency exchange rates. As of September 30, 1998, TINTA was not exposed to material near-term losses in future earnings, fair values or cash flows resulting from derivative financial instruments.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     Effective September 1, 1998, Telewest and General Cable consummated the General Cable Merger in which holders of General Cable received 1.243 new Telewest shares and (Pound)0.65 ($1.11) in cash for each share of General Cable. In addition, holders of General Cable ADSs (each representing five General Cable shares) received 6.215 new Telewest shares and (Pound)3.25 ($5.53) in cash for each share of General Cable ADSs. The General Cable Merger was valued at approximately (Pound)649 million ($1.1 billion).

     The cash portion of the General Merger was financed through an offer to qualifying Telewest shareholders for the purchase of approximately 261 million new Telewest shares at a price of (Pound)0.925 ($1.57) per share. TINTA subscribed to 84,688,960 Telewest ordinary shares at an aggregate cost of (Pound)78.3 million ($133.1 million) in the Telewest Offer. Immediately following the Telewest Offer, TINTA owned 27.8% of the issued and outstanding Telewest ordinary shares.

     In connection with the General Cable Merger, TINTA also converted its entire holdings of Telewest convertible preference shares (132,638,250 shares) into Telewest ordinary shares. As a result of the General Cable Merger, TINTA's ownership interest in Telewest decreased to 21.7%. In connection with such dilution, TINTA recognized a non-cash gain of $58.0 million (excluding related tax expense of $20.3 million) during the third quarter of 1998.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     On August 21, 1998, TINTA purchased 100% of the issued and outstanding common stock of Pramer, an Argentine programming company, for $32 million in cash and the issuance of notes payable in the amount of $65 million. TINTA made an $11 million payment on the Pramer Notes on October 1, 1998 and the remainder of the Pramer Notes are due in 20 equal monthly installments beginning October 15, 1998 and accrue interest at 9.25%.

     At September 30, 1998, the Company had aggregate debt of $646.0 million, of which $90.3 million (14%) bears interest at variable rates. Accordingly, in an environment of rising interest rates, the Company would experience an increase in interest expense. For additional information concerning the terms of such debt, see note 9 to the accompanying consolidated financial statements.

     The Company has significant contingent obligations with respect to guarantees, credit enhancements and other contingent obligations arising from its ownership interests in affiliates and other matters. The Company also has consummated certain transactions and entered into certain agreements which have impacted or may, in the future, impact the Company's liquidity and capital resources. For additional information, see notes 7, 8, 10, 11 and 12 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.

---------------------------------------------------

     As described more fully under "General", on September 21, 1998, Hurricane Georges struck Puerto Rico and caused considerable property damage to the area in general, including the Puerto Rico Subsidiary's cable television systems. The Puerto Rico Subsidiary has submitted a claim to its insurance carrier for its damaged property and loss of revenue. The Puerto Rico Subsidiary anticipates that its estimated loss of revenue will exceed its business interruption insurance. Such uncovered losses could cause the Puerto Rico Subsidiary to be in violation of certain financial covenants with respect to the Puerto Rico Bank Facility in the fourth quarter of 1998 and the first quarter of 1999. Violations of certain financial covenants will prevent the Puerto Rico Subsidiary from borrowing any unused borrowing commitments and could result in the acceleration of amounts due under the Puerto Rico Bank Facility. The Puerto Rico Subsidiary is in discussions with the lenders of the Puerto Rico Bank Facility regarding possible remedies of any potential violations of financial covenants.

     On January 16, 1998, the Company sold its interest in TeleCable Nacional, CXA for cash proceeds of $10.0 million.

     During the third quarter of 1998, TINTA exercised its right to require TCI to purchase from TINTA 2,710,406 shares of TCI Music, Inc. Series A common stock from TINTA for $8.00 per share. Due to the related party nature of the transaction, TINTA has reflected its $21.7 million gain on such sale as an increase to stockholders' equity in the accompanying consolidated financial statements.

     On November 6, 1998 UII distributed to TINTA a 45% interest in PHL. Immediately following the distribution, TINTA sold its interest in UII to UIH for $68 million plus an additional 5% interest in PHL. TINTA now owns a 50% interest in PHL and no longer holds an interest in Tevel and Melita.

     TCI and AT&T have agreed to a merger in which TCI will become a wholly-owned subsidiary of AT&T. In addition, TCI has announced its intention, subject to stockholder approval, to combine the assets and businesses of Liberty Media Group and TCI Ventures Group. For additional information concerning these transactions, see note 13 to the accompanying consolidated financial statements.

                    TELE-COMMUNICATIONS INTERNATIONAL, INC.


     On August 24, 1998, the Company announced its Board of Directors had approved a merger agreement pursuant to which the Company would become a wholly-owned subsidiary of TCI, through the acquisition by Liberty Media Group of all of the outstanding shares of common stock of the Company not beneficially owned by TCI Ventures Group. Under the agreement, each outstanding share of TINTA Series A Stock not already owned by TCI Ventures Group will be converted into 0.58 of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock, subject to possible adjustment. The merger agreement provides that if the 0.58 exchange rate would yield a value to TINTA stockholders (other than TCI) of less than $22.00 per share of TINTA Series A Stock, then Liberty Media Group would be required to either increase the exchange ratio to an amount that would yield a value of $22.00 per share or terminate the merger agreement. Such value will be based upon the average of the closing sales price of a share of Tele-Communications, Inc. Series A Liberty Media Group Common Stock during a five day trading period ending shortly before the closing date of the merger. Consummation of the merger, which is expected to occur in November 1998, is subject to customary closing conditions. Accordingly, no assurance can be given that the merger will be consummated.

                     TELE-COMMUNICATIONS INTERNATIONAL, INC.



PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.
------     -----------------

           On July 13, 1998, two putative class action complaints were filed by certain stockholders of TINTA in the Court of Chancery of the State of Delaware. The actions, which have identical claims and allegations, are styled as Berkowitz v. Hindery, et al., C.A. No. 16533, and Chetkov v. Hindery, et al., C.A. No. 16534, respectively. The complaints were filed following the announcement of a proposed business combination in which Liberty Media Group would acquire all outstanding public shares of TINTA not already owned by TCI Ventures Group. The defendants named in both complaints are TCI, TINTA, and the Board of Directors of TINTA: Leo J. Hindery, John C. Malone, Gary
           S. Howard, David J. Evans, Pierre Lescure, Paul A. Gould, Fred A. Vierra, and Jerome H. Kern. The gravamen of both complaints is that the TINTA directors will breach their fiduciary duties by approving the merger and undervaluing the proposed merger consideration to the detriment of the TINTA public stockholders. Plaintiffs in both actions seek to enjoin the consummation or closing of the proposed merger, or the rescission of the merger in the event it is consummated, and unspecified compensatory damages, fees and costs. TINTA and the plaintiffs have reached an agreement in principle to settle the class action litigation in exchange for TCI's willingness to include a $22.00 per TINTA share pricing provision in the merger agreement with Liberty Media Group. The tentative settlement is subject to numerous conditions, including the execution of definitive settlement documents, court approval of the settlement and consummation of the merger. Based on the facts available, management believes that although no assurance can be given as to the outcome of this action, the ultimate disposition of this matter should not have a material adverse effect upon the financial condition of TINTA.

Item 2.    Changes in Securities
------     ---------------------

           On September 16, 1998, TINTA issued 23,194 shares of Series A Common Stock (valued at $500,000 based upon a price per share of $21.56) to an executive officer of TINTA. The issuance was made in reliance on the exemption from registration of a private placement offering as afforded by Section 4(2) under the Securities Act of 1933.

Item 4.    Submission of Matter to a Vote of Security Holders.
------     --------------------------------------------------

           At the Annual Meeting of Stockholders held on July 1, 1998, the following matters were voted upon by the stockholders of Tele-Communications International, Inc.:

           1. The election of David J. Evans to the Board of Directors by 99.96% of the votes cast at such meeting (216,417,233 for; 80,577 withheld), the election of Paul A. Gould to the Board of Directors by 99.98% of the votes cast at such meeting (216,461,633 for; 36,177 withheld) and the election of John C. Malone to the Board of Directors by 99.96% of the votes cast at such meeting (216,417,033 for; 80,777 withheld). Election of directors required a plurality of the votes of the outstanding shares of Tele-Communications International, Inc. Series A Common Stock and Tele-Communications International, Inc. Series B Common Stock, voting as a single class. Additionally, subsequent to the meeting, Messrs. Gary S. Howard, Pierre Lescure, Jerome H. Kern, Leo J. Hindery, Jr. and Fred A. Vierra continued to serve as members of the Board of Directors subject to re-election over staggered three year terms.

Item 6.    Exhibits and Reports on Form 8-K.
------     --------------------------------

           (a)   Exhibits

                 27 - Financial Data Schedule

           (b)   Reports on Form 8-K filed during quarter ended September 30,
                 1998:

                                                                Financial
           Date of Report           Items Reported           Statements Filed
           --------------           --------------           ----------------
           August 3, 1998               Item 5                     None
           September 8, 1998            Item 5                     None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TELE-COMMUNICATIONS INTERNATIONAL, INC.





Date:   November 13, 1998              By:  /s/ David J. Evans
                                            ---------------------------------
                                                David J. Evans
                                                  President and Chief Executive
                                                    Officer




Date:   November 13, 1998              By:  /s/ Graham Hollis
                                            ---------------------------------
                                              Graham Hollis
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)